Form 10-Q/A
period 1995-07-31
STEVIA CO INC
filed 1995-10-30
CIK 731933

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10Q/A

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1995

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          or the transition period from ___________ to ____________

                        Commission File Number 0-11718

                              Stevia  Company, Inc.
        -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Illinois                                    36-2967419
        ----------------------------                ---------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

        1940 East Devon Avenue, Elk Grove Village,  Illinois     60007
       -----------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: 708-593-0226

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X   No
           -----    -----

      Number of shares outstanding of common stock as of the close of the period covered by this report: 32,195,300

      Page 1 of 7 pages contained in the sequential numbering system.

           1. Part II - OTHER INFORMATION, shall be amended in its entirety to read as follows:

                         PART II - OTHER INFORMATION
                         ---------------------------

           Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
                     ---------------------------------

           A.  The  following Exhibits are included  herein pursuant to
               Section 601:

               (3)

                     (a)  Articles of Incorporation (i)

                     (b)  By-Laws (ii)

               (10) Material Contracts.

                     (a) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc. (iii)

                     (b) Promissory Note dated July 1, 1993 payable to Fred K. Suzuki in the amount of $7,587.75. (iii)

                     (c) Installment Promissory Note dated October 10, 1994, payable to Fred K. Suzuki in the amount of $5,000. (iv)

                     (d) Installment Promissory Note dated October 10, 1994, payable to Laurence C. Mead in the amount of $3,000. (iv)

               (15) Letter dated September 12, 1995, regarding interim financial information. (v)

               (27) Financial Data Schedule, attached hereto as Exhibit 27.

           B. No Current Reports on Form 8K were filed during the period covered by this Report.

          -------------------------
          [FN]
                    (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act, Registration Number 2-87364C, under the Securities Act of 1933, as amended, and incorporated by reference, to the extent of Articles of Amendment, to Form 10K for Fiscal Year Ending April 30, 1986 filed with the Securities and Exchange Commission.

                    (ii) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1987 filed with the Securities and Exchange Commission.

                    (iii) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1994 filed with the Securities and Exchange Commission.

                    (iv) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1995 filed with the Securities and Exchange Commission.

                    (v) This Exhibit is included in Form 10Q for the three month period ending July 31, 1995 as a part of the Financial Statements, and is incorporated by reference herein.

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          STEVIA COMPANY, INC.

          Date  October 24, 1995

                                            /s/ FRED K. SUZUKI /s/
                                            ------------------------------
                                            Fred K. Suzuki, President,
                                            Chairman of the Board, Chief
                                            Accounting Officer and
                                            Treasurer

          Date  October 24, 1995

                                            /s/ LAUANE C. ADDIS /s/
                                            -----------------------------
                                            Lauane C. Addis, Secretary,
                                            Corporate Counsel and Director

                              EXHIBIT INDEX
                              -------------
                                                            Page Number
                                                            Pursuant to
                                                            Sequential
Exhibit                                                     Numbering
Number         Exhibit                                      System
--------       -------                                      ------------

(27)           Financial Data Schedule                       E-1