Form 10-Q
period 1995-10-31
STEVIA CO INC
filed 1995-12-29
CIK 731933

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended October 31, 1995

                                         OR

                   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              or the transition period from              to
                                             ____________    _____________

                           Commission File Number 0-11718


                                   Stevia Company, Inc.
           _________________________________________________________________
              (Exact name of registrant as specified in its charter)


              Illinois                                    36-2967419
             _______________________________         ____________________
              (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)          Identification No.)


             1940 East Devon Avenue, Elk Grove Village, Illinois      60007
             ______________________________________________________________
             (Address of principal executive offices)            (Zip Code)

          Registrant's telephone number, including area code: (708) 593-0226 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
          (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X   No
              _____    _____

          Number of shares outstanding of common stock as of the close of the period covered by this report: 32,195,300

          Page 1 of 18 pages contained in the sequential numbering system.

                           PART 1 - FINANCIAL INFORMATION



          Item 1.   FINANCIAL STATEMENTS




          Board of Directors and Shareholders
          Stevia Company, Inc.
          Elk Grove Village, Illinois






               The accompanying balance sheet of STEVIA COMPANY, INC. at October 31, 1995 and the related statements of operations, shareholders' equity and changes in financial position for the six month periods ended October 31, 1995 and 1994 were not audited; however, the financial statements for the six months periods ending October 31, 1995 and 1994 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

               The financial statements for the year ended April 30, 1995 were not audited pursuant to Rule 210.3-11 promulgated under Securities and Exchange Act of 1934; however, the financial statements for the fiscal year ending April 30, 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the fiscal year presented.








                                STEVIA COMPANY, INC.




          December 12, 1995



                                 STEVIA COMPANY, INC.
                                    BALANCE SHEET
                                        ASSETS


                                            October 31, 1995  April 30, 1995
                                                Unaudited        Unaudited
                                              _____________   ______________
     CURRENT ASSETS
        Cash                                              288          1,479
        Inventories                                    28,132         28,132
        Prepaid Expenses                                  558              9
                                                _____________  ______________
               Total Current Assets                    28,978         29,620
     PROPERTY AND EQUIPMENT (Notes 1 and 3)
       Land                                             1,127          1,127
       Furniture and Equipment                         44,750         44,750
       Building                                       483,200        483,200
       Idle Equipment                                 121,728        121,728
                                                _____________  ______________
                                                      650,805        650,805
       Less:  Accumulated Depreciation                (75,321)       (67,079)
                                                _____________  ______________
                                                      575,484        583,726
                                                _____________  ______________
     OTHER ASSETS
       Patents, Net of Amortization                    15,456         16,236
       Investment in Affiliated Company
         (Note 5)                                         -               -
                                                 ____________  ______________
                                                      619,918       629,582
                                                 ____________  ______________
                                                 ------------  --------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Accounts Payable                                29,525         26,520
       Notes Payable-Officer
        (Notes 5 and 7)                                10,741         10,574
       Notes Payable-Other (Note 7)                     2,291          1,792
       Due to Affiliates (Note 5)                     318,746        308,009
       Accrued Executive Compensation                 124,524        124,524
       Deferred Rent                                      163            489
       Accrued Expenses                                10,207         12,313
                                                  ___________  ______________
               Total Current Liabilities              496,197        484,221
                                                  ___________  ______________
                                                  ___________  ______________

     NON-CURRENT LIABILITIES
       Tenant Security Deposit                          3,245          3,245
                                                  ___________  ______________

     COMMITMENTS AND CONTINGENCIES
       (Notes 6, 11 and 12)                                -             -
                                                  ___________  ______________

     SHAREHOLDERS' EQUITY (Notes 5, 8 and 9)
       Common Stock, No Par Value, 100,000,000
        Shares Authorized as of April 30, 1995
        and October 31, 1995; Issued 32,195,300
        Shares at April 30, 1995 and October 31,
          1995                                       2,088,001     2,088,001
       Additional Paid in Capital                          100           100
       Accumulated Deficit since July 31, 1985 in
        connection with Quasi-Reorganization
        (Note 9)                                    (1,967,625)   (1,945,985)
                                                   ____________  ____________
                                                       120,476       142,116
                                                   ____________  ____________
                                                       619,918       629,582
                                                   ____________  ____________
                                                   ------------  ------------

     The accompanying notes are an integral part of the financial statements.


                                   STEVIA COMPANY, INC.

                                 STATEMENT OF OPERATIONS

                                       Unaudited

                                  Three Months Ended       Six Months Ended
                                    1995        1994       1995        1994
                                 __________  _________  __________  _________
     REVENUES
       Sales                           -           -          -          -

     COST OF SALES                     -           -
                                 __________  _________  __________  _________
     Gross Profit (Loss)               -           -          -          -

     OPERATING EXPENSES
     Research and Development        676          899      1,352      1,798
     General and  Administrative  17,371       17,616     30,268     30,840
                                 __________  _________  __________  ________

                                  18,047       18,515     31,620     32,638
                                 __________  _________  __________  ________

     Loss From Operations        (18,047)    ( 18,515)  ( 31,620)   (32,638)
                                 __________  _________  __________  _________

     OTHER INCOME AND (EXPENSE)
       Miscellaneous Income          -            -          -          740
       Rental Income               5,111       4,868      9,980       9,736
                                 __________ __________  _________   _________
                                   5,111       4,868      9,980      10,476
                                 __________ __________  _________   _________
     NET LOSS                    (12,936)    (13,647)   (21,640)    (22,162)
                                 __________ __________  _________   _________
                                 ---------- ----------  ---------   ---------

     NET LOSS PER COMMON SHARE
         (Note 10)               (  .001)     (.001)   (   .001)    (  .001)
                                 __________ _________  __________   _________

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING          32,195,300  32,195,300 32,195,300 32,195,300
                                 __________  __________ __________ __________
                                 ----------  ---------- ---------- ----------


     The accompanying notes are an integral part of the financial statements.






                                   STEVIA COMPANY, INC.

                             STATEMENT OF SHAREHOLDERS' EQUITY

                             SIX MONTHS ENDED OCTOBER 31, 1995

                                         Unaudited
                                                                    Total
                                             Additional             Share-
                         Common Stock        Paid-in                holders'
                     Shares        Amount    Capital     (Deficit)  Equity
                     __________  __________  _________  ___________ _________
  BALANCE
    May 1, 1995      32,195,300   2,088,001    100      (1,945,985)  142,116

  NET INCOME (LOSS)       -          -          -       (   21,640) ( 21,640)
                     __________  __________  _________  ___________ _________

  BALANCE,
   October 31, 1995  32,195,300   2,088,001    100      (1,967,625)  120,476
                     __________  __________  _________  ___________ _________







  The accompanying notes are an integral part of the financial statements

                                  STEVIA COMPANY, INC.

                        STATEMENT OF CHANGES IN FINANCIAL POSITION

                                         Unaudited

                                               Six Months Ended October 31,
                                                   1995             1994
                                               ______________    _________
 OPERATING ACTIVITIES:
   Net Loss                                        (21,640)      ( 22,162)
     Adjustments to Reconcile Net (Loss) to Net
     Cash Used by Operating Activities:
   Depreciation and Amortization                     9,022          9,467
     Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Receivables                -              266
     (Increase) Decrease in Inventories
       and Prepaid Expenses                        (   549)       (   127)
     Increase (Decrease) in Accounts Payable and
   Accrued Expenses                                    573        ( 4,073)
     Increase (Decrease) in Due to Affiliates
     (Note 5)                                       10,737         12,847
                                                _____________     _________
   Net Cash Provided (Used) by Operating
     Activities                                    ( 1,857)       ( 3,782)
                                                _____________     _________

   INVESTING ACTIVITIES:

   Net Cash Provided (Used) by
     Investing activities                              -               -
                                                 ____________  ____________

   FINANCING ACTIVITIES:
   Proceeds From (Repayments of) Notes (Note 7)        666          3,925
                                                 ____________  ____________
   Net Cash Provided (Used) by Financing
     Activities                                        666          3,925
                                                 ____________   ___________
   Increase (Decrease) in Cash and
     Cash Equivalents                               (1,191)           143
     Cash and Cash Equivalents at
       Beginning of Period                           1,479            236
                                                 ____________   ___________
     Cash and Cash Equivalents at End of Period        288            379
                                                 ____________   ___________
                                                 ------------   -----------

   The accompanying notes are an integral part of the financial statements.

                            STEVIA COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS



     1.   Summary of Significant Accounting Policies:

          Inventories - Harvested crop inventories are stated at the lower of cost (determined by actual specific production cost) or market value (less estimated cost of disposal).

          Components of inventories are as follows:


                              October 31, 1995  April 30, 1995
                                _____________  ______________

                   Seeds             21,170           21,170
                   Leaves             6,962            6,962
                                _____________  ______________
                                  $  28,132      $    28,132
                                _____________  ______________
                                -------------  --------------

          Research and Development, and Patents - Research and development expenditures, including depreciation of laboratory equipment, are charged to operations as incurred.
          The costs of obtaining patents, primarily legal fees, are capitalized and amortized over seventeen years on the straight-line method.

          Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed, primarily on the straight-line and accelerated methods, over the estimated useful lives of the respective assets.
          Repairs and maintenance are charged to expenses as incurred;
          renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized.

     2.   Company Organization and Description:

          Stevia Company, Inc. was incorporated under the laws of the State of Illinois on November 22, 1976.

          The Company was organized primarily to engage in the business of developing and manufacturing natural products, including sweeteners, derived from the Stevia rebaudiana plant.

     3.   Property and Equipment:

          In 1986, the Company completed construction of a building for a sweetener production facility in Pueblo, Colorado on a parcel of land (25 acres) acquired by the Company. The net price for construction of the building was $483,200. The



                          STEVIA COMPANY, INC.

                      NOTES TO FINANCIAL STATEMENTS

     3.   (Continued)

          Company also purchased certain equipment for its processing facility. Completion of the processing facility was terminated in 1987 due to lack of funds. See Footnote 13.

          On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo, Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year.

     4.   Idle Equipment:

          During the year ended April 30, 1990, the Company reclassified the building and equipment described in Note 3 as idle facilities. The carrying values of idle equipment were written down to the restored and recoverable values.
          (See Note 3).

     5.   Related Party Transactions:

          The Company was indebted to affiliated companies as follows:

                                             October 31,    April 30,
                                               1995           1995
                                             _________      _________
          F.K. Suzuki International, Inc.    $  70,412      $  70,412
          Biosynergy, Inc.                   $ 248,334      $ 237,597
                                             _________      _________
                    Totals                   $ 318,746      $ 308,009
                                             _________      _________
                                             ---------      ---------

          The amount due to F.K. Suzuki International, Inc. is the net license fees due under an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in
          Note 11, less certain prepayments and discounts with regard to such license agreement.

          The Company shares common offices with Biosynergy, Inc.
          Each company has incurred certain shared office expenses which have been allocated to the other company. The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payable of $248,334 at October 31, 1995 as compared to a net payable of $237,597 at April 30, 1995.

          The Company and its affiliates are related through Common
          Stock ownership as follows on October 31, 1995.


                          STEVIA COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS


     5.   (Continued)


                                 S T O C K   O F   A F F I L I A T E S
                         ___________________________________________________
                                                        F.K. Suzuki
                               Stevia   Biosynergy     International  Medlab
     Stock Owner               Company      Inc.            Inc.       Inc.
     ___________               ________ __________     _____________  ______

     Stevia Company, Inc.        -         13.8%             -           -
     Biosynergy, Inc.            .4%         -               -           -
     F.K. Suzuki
      International, Inc.      55.8%       18.8%             -         100.0%
     Medlab, Inc.                -           -               -            -
     Fred K. Suzuki, Officer/    -           -             35.6%          -
      Director
     Lauane C. Addis, Officer/   .1%         .1%           32.7%          -
      Director
     James F. Schembri,          .2%       12.9%             -            -
      Director

      On July 7, 1983, Biosynergy, Inc. (an affiliated company) successfully completed a public offering. As part of this public offering the Company exchanged 1,058,181 shares of its Common Stock for 2,000,000 shares of Biosynergy, Inc.'s Common Stock. The Common Stock of the Company had no book value at the time of the exchange; thus no dollar value was assigned to the transaction. The Company has sold 100,000 of these shares. Although Biosynergy, Inc.'s Common Stock can be traded in the over-the-counter market, there is no established public trading market for such Common Stock due to limited and sporadic trades.

      In June, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. On October 10, 1994, Mr. Suzuki loaned $5,000 to the Company and on October 18, 1995 Mr. Suzuki loaned an additional $1,000 to the Company for payment of real estate taxes on the Company's facility in Pueblo, Colorado. See also Note 7.

    6.   Lease Commitments:

         The Company shares offices in Elk Grove Village, Illinois with Biosynergy, Inc. The master lease for these offices, which expires January 31, 1996, is in the name of Biosynergy, Inc. The total annual base rent for these premises is $62,574.36 for the lease year ending January 31, 1996. The Company's portion is $9,386.15. It is anticipated that the master lease will be extended and the Company will continue to share such offices with Biosynergy, Inc.

     7.   Notes Payable:

          Notes Payable - Officer consists of the following:

          . an unsecured note dated July 1, 1993 in the original amount of $7,588 payable to Fred K. Suzuki, President. The note is due on demand and bears interest at 10% per annum. The principal balance due at October 31, 1995 is $7,588.

          . an unsecured note dated October 10, 1994 in the original amount of $5,000 payable to Fred K. Suzuki, President. This note provides for payment in 12 monthly installments of principal and interest of $443.08 commencing December, 1994 and bears interest at 11.5% per annum. The balance due on this note at October 31, 1995 is $2,153.

          . an unsecured note dated October 18, 1995 in the original amount of $1,000 payable to Fred K. Suzuki, President. This note provides for payment in six monthly installments of principal and interest of $172.30 commencing November, 1995 and bears interest at 11.5% per annum. The balance on this note at October 31, 1995 is $1,000.

          Notes Payable - Other consists of the following:

          . an unsecured note dated October 10, 1994 in the original principal amount of $3,000 payable to Laurence
               C. Mead, an officer of Biosynergy, Inc., an affiliate. The note provides for payment in 12 monthly installments of principal and interest of $265.85 commencing December, 1994 and bears interest at 11.5% per annum. The balance on this note at October 31, 1995 is $1,292.

          . an unsecured note dated October 18, 1995 in the original amount of $1,000 payable to Laurence C. Mead, an officer of Biosynergy, Inc., an affiliate. The note provides for payment in six monthly installments of principal and interest of $172.30 commencing November, 1995 and bears interest at 11.5% per annum. The balance on this note at October 31, 1995 is $1,000.

     8.   Shareholders' Equity:

          The authorized capital stock of Stevia Company is one hundred million (100,000,000) shares of no par value Common Stock and one hundred thousand (100,000) shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the amended articles of incorporation. As of April 30, 1995 and October 31, 1995, no shares of Preferred Stock were outstanding.

          As of October 31, 1995, under a special incentive plan, stock options and stock appreciation rights for 230,000 shares of Common Stock were granted to 4 advisors, directors, officers, consultants, and/or employees of the Company. The exercise price for these shares is $.0625 per share. The Company has reserved 400,000 shares of its Common Stock for this plan. As permitted in the plan, the directors of the Company extended the termination date (last date to grant options) of the plan from February 23, 1987 to December 31, 1989. No further action has been taken to extend the term of the plan.

          On November 1, 1989, the Company's Secretary, Lauane C. Addis, and President, Fred K. Suzuki, agreed to forego their salaries in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month they forfeited their salary at an option price of $.025 per share. Accrual of these options was terminated effective April 30, 1991. These options may be exercised until one year after the respective optionee receives all deferred compensation due at October 31, 1989, the optionee's salary is reinstated, or the optionee is no longer employed by the Company, whichever is later. As of October 31, 1995, none of these options have been exercised and a total of 2,999,988 shares are subject to the options. These options provide for adjustments to prevent dilution in the event of capital reorganizations.

          Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. Conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. A total of 1,448,917 shares have been reserved for Mr. Suzuki's option. No portion of the option has been exercised as of October 31, 1995. The option provides for adjustments to prevent dilution in the event of capital reorganizations.

     9.   Quasi-Reorganization:

          As of July 31, 1985, the Company effected a Quasi-
          Reorganization which resulted in the elimination of $1,201,810 of accumulated deficit at the date of reorganization and a decrease of $1,201,810 in the amount of common stock outstanding.

     10.  Income (Loss) per share:

          Net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during the period, after giving effect to stock splits. The effect of exercise of stock options has not been presented as exercise would be anti-dilutive.

                           STEVIA COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS


     11.  Agreements, Licenses and Options:

          The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payable beginning in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of a set fee. There was no fee incurred during the six month period ending October 31, 1995.

     12.  Income Taxes:

          There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1995, net operating loss carryforwards are available and expire, if not used, as follows:

                                   1995              119,376
                                   1996               51,092
                                   1997              292,440
                                   1998              224,075
                                   1999              167,356
                                   2000              302,320
                                   2001              423,843
                                   2002              389,355
                                   2003              328,154
                                   2004              189,389
                                   2005              133,704
                                   2006               74,264
                                   2007               73,470
                                   2008               49,568
                                   2009              119,410
                                                  __________
                                                  $2,937,678
                                                  __________
                                                  ----------

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" for fiscal year ending April 30, 1994 as required by SFAS No. 109.

          The effect, if any, of adopting Statement No. 109 on pretax income from continuing operations is not material. The Company has elected not to retroactively adopt the provisions allowed in SFAS No. 109; however, all provisions of the document have been applied since the beginning of fiscal year 1994.

                            STEVIA COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


     13.  Management's Plans:

          In view of the fact that the Company has incurred losses of $55,831, $118,910 and $51,569 for the years ended April 30,
          1995, 1994, and 1993, respectively, management of the Company recognizes the liability of the Company is contingent upon the Company obtaining financing so it can commence operations or acquire alternative operations.
          Before the Company can realize material operating revenues from its proposed operations, the Company must equip and commence operations of a processing facility. The cost of equipping a processing facility is significant, and therefore the Company's main objective has been to obtain such financing. Management of the Company has also pursued alternatives, such as licensing its technology, selling
          Stevia Company or its assets, or combining Stevia Company with another enterprise. No agreements have been entered into for consummating any such transaction, and there can be no assurance such a transaction will be forthcoming.

     14.  Unaudited Financial Statements:

          The Company's Financial Statements for the fiscal year ending April 30, 1995 were not audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity is defined as an entity not having gross receipts from all sources and expenditures for all purposes in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by any exchange or governmental authority having jurisdiction. In the opinion of Management, the Company met the criteria of an inactive entity for the fiscal year ending April 30, 1995.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SALES/REVENUES
     --------------

     The Company had no sales during the quarter ending October 31, 1995 ("2nd Quarter") or the six month period ending October 31, 1995. The Company did not produce rebaudioside A or other products on a commercial basis during these periods, and was not expected to have sales. Subject to commencement of commercial operations, Management continues to believe that a market for its Stevia products could be developed.

     During the quarter ending October 31, 1995, the Company realized rental income of $5,111 from leasing its Pueblo, Colorado facility under a three-year lease to an unaffiliated third party. This lease grants the tenant first right of refusal upon the sale of other disposition of the Pueblo facility and provides for two one-year options. The lease provides for rent of $19,743 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year.

     COSTS AND EXPENSES
     ------------------

     The overall operating expenses of the Company decreased by $245 or 1.39% during the 2nd Quarter as compared to the same quarter ending in 1994 and decreased by $573 or 1.85% during the six month period ended October 31, 1995 as compared to the six month period ended October 31, 1994. Most of the current expenses are overhead and general and administration items required to maintain the Company. It is not anticipated that the expenses of the Company will materially change until the Company receives financing or commences alternative operations.

     NET LOSS
     --------

      The Company realized a net loss of $12,936 in the 2nd Quarter as compared to a net loss of $13,647 in the comparative quarter in 1994 and realized a net loss of $21,640 for the six month period ending October 31, 1995 as compared to a net loss of $22,162 during the same period in 1994. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company produces its sweeteners and other products for sale or can obtain alternative revenues. See "LIQUIDITY AND CAPITAL RESOURCES" below.

      As of April 30, 1995, the Company has incurred net operating losses aggregating $2,937,678. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not materially alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 12 to the Financial Statements for the 1st Quarter. See "FINANCIAL STATEMENTS."

      ASSET LIABILITY RATIO
      ---------------------

      The ratio of current assets to current liabilities (.058 to 1) is not acceptable taking into consideration the Company's cash flow position. The Company's current assets consist primarily of inventory. It is unknown how much inventory the Company can sell, if any. The Company is not producing inventory and there can be no assurance of long-term revenues, if any. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for use in its initial processing operations or for sale, and seeds which may be used for growing more leaves. See "LIQUIDITY AND CAPITAL RESOURCES" below.

      LIQUIDITY AND CAPITAL RESOURCES
      -------------------------------

      The Company's net working capital decreased by $12,618 during the six month period ending October 31, 1995. The Company's negative net working capital is due to the continuing losses of the Company. The Company had $288 in cash and no receivables at October 31, 1995. This amount is insufficient to provide working capital for the ensuing quarter. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit.

      The Company's ability to generate cash adequate to meet its future needs depends upon its ability to obtain financing for the purpose of beginning revenue producing operations. In the event the Company is unable to obtain financing, management will seek out alternatives, such as licensing the Company's technology, selling the Company or its assets, leasing the Company's Pueblo facility, or combining the Company with other businesses.

      The Company and an affiliate, Biosynergy, Inc. ("BSI"), share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of April 30, 1995 was $237,597 and $248,334 as of October 31, 1995. The amounts due to BSI reflect on-going transactions in the ordinary course of business and do not represent any extraordinary transactions. Expenses include rent, salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company believes it is more economical to share these expenses with BSI, and will likely continue to do so in the near future. However, there is no assurance BSI will be in a position or agree to continue to extend credit to the Company for these shared expenses.

      On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo, Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. See "SALES/REVENUES" above. The proceeds from leasing such facility are used to offset expenses of the facility and to cover a portion of the general and administrative expenses of the Company. However, the cash flow from leasing the facility in Pueblo is not sufficient to cover all of the expenses of the Company for the ensuing year, and furthermore, there can be no assurance the Company will be able to continue leasing its facility.

      The Company owns 1,900,000 shares of BSI common stock. Such common stock can be traded in the over-the-counter market and stock prices are recorded on "pink sheets." The bid price at October 31, 1995 was estimated to be $.01 per share. Although the Company is free to currently sell these shares of Biosynergy, Inc. common stock, it does not have plans to do so in the near future. See Footnote 5 of the "FINANCIAL STATEMENTS."

                            PART II - OTHER INFORMATION
                            ---------------------------

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
               --------------------------------

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

               (a) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc. (iii)

               (b) Promissory Note dated July 1, 1993 payable to Fred K. Suzuki in the amount of $7,587.75. (iii)

               (c) Installment Promissory Note dated October 10, 1994, payable to Fred K. Suzuki in the amount of $5,000. (iv)

               (d) Installment Promissory Note dated October 10, 1994, payable to Laurence C. Mead in the amount of $3,000. (iv)

               (e) Installment Promissory Note dated October 18, 1995 payable to Fred K. Suzuki in the amount of $1,000 attached hereto as Exhibit 10(e).

               (f) Installment Promissory Note dated October 18, 1995 payable to Laurence C. Mead in the amount of $1,000 attached hereto as Exhibit 10(f).

          (15) Letter dated December 12, 1995, regarding interim financial information. (v)

          (27) Financial Data Schedule attached hereto as Exhibit 27.

     B. No Current Reports on Form 8K were filed during the period covered by this Report.

     [FN]
     _________________________

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

        (ii) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1987 filed with the Securities and Exchange Commission.

       (iii) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1994 filed with the Securities and Exchange Commission.

        (iv) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1995 filed with the Securities and Exchange Commission.

        (v) This Exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 STEVIA COMPANY, INC.

 Date December 12, 1995                 /s/ FRED K. SUZUKI /s/
                                       ________________________________
                                       Fred K. Suzuki, President,
                                       Chairman of the Board,
                                       Chief Accounting Officer and
                                       Treasurer

 Date December 12, 1995                 /s/ LAUANE C. ADDIS /s/
                                        ________________________________
                                        Lauane C. Addis, Secretary,
                                        Corporate Counsel and Director

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEVIA COMPANY, INC.

Date December 12, 1995
                                            ________________________________
                                            Fred K. Suzuki, President,
                                            Chairman of the Board,
                                            Chief Accounting Officer and
                                            Treasurer

Date December 12, 1995


                                            ________________________________
                                            Lauane C. Addis, Secretary,
                                            Corporate Counsel and Director

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10Q

                    Annual Report Pursuant to Section 13 or 15(d)

                                          of

                       THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the period ending October 31, 1995
                           Commission File Number: 0-11718

                               STEVIA COMPANY, INC.
  ___________________________________________________________________________
                   (Exact name of registrant as specified in charter)

                                1940 East Devon Avenue
                          Elk Grove Village, Illinois 60007

                                (708) 593-0226
  ___________________________________________________________________________
         (Address and telephone number of registrant's principal executive office on a principal place of business)


                                   EXHIBITS
                                   --------


                                 EXHIBIT INDEX
                                 -------------

                                                            Page Numbering
                                                            Pursuant to
                                                            Sequential
     Exhibit                                                Numbering
     Number            Exhibit                              System
  ___________________________________________________________________________

     10 (e)           Installment Promissory Note dated
                      October 18, 1995 payable to Fred K.
                      Suzuki.                                 E-1

     10 (f)           Installment Promissory Note dated
                      October 18, 1995 payable to
                      Laurence C. Mead.                       E-2

     27               Financial Data Schedule                 E-3