Form 10-Q
period 1996-01-31
STEVIA CO INC
filed 1996-03-19
CIK 731933

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended January 31, 1996

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

          Registrant's telephone number, including area code: (847) 593-0226

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

          Page 1 of 22 pages contained in the sequential numbering system.

                           PART 1 - FINANCIAL INFORMATION



          Item 1.   FINANCIAL STATEMENTS




          Board of Directors and Shareholders
          Stevia Company, Inc.
          Elk Grove Village, Illinois






          The accompanying balance sheet of STEVIA COMPANY, INC. at January 31, 1996 and the related statements of operations, shareholders' equity and changes in financial position for the nine month periods ended January 31, 1996 and 1995 were not audited; howev-er, the financial statements for the six months periods ending January 31, 1996 and 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

          The financial statements for the year ended April 30, 1995 were not audited pursuant to Rule 210.3-11 promulgated under Securi-ties and Exchange Act of 1934; however, the financial statements for the fiscal year ending April 30, 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the fiscal year presented.








                                STEVIA COMPANY, INC.




          March 14, 1996


                                STEVIA COMPANY, INC.
                                   BALANCE SHEET
                                       ASSETS

                                            January 31, 1996  April 30, 1995
                                                Unaudited        Unaudited
                                             ______________  ______________
   CURRENT ASSETS
      Cash                                               92          1,479
      Rents Receivable                                3,688              -
      Inventories                                    28,132         28,132
      Prepaid Expenses                                  616              9
                                               _____________  ______________
             Total Current Assets                    32,528         29,620
   PROPERTY AND EQUIPMENT (Notes 1 and 3)
     Land                                             1,127          1,127
     Furniture and Equipment                         44,750         44,750
     Building                                       483,200        483,200
     Idle Equipment                                 121,728        121,728
                                               _____________  ______________
                                                    650,805        650,805
     Less:  Accumulated Depreciation                (79,441)       (67,079)
                                               _____________  ______________
                                                    571,364        583,726
                                               _____________  ______________
   OTHER ASSETS
     Patents, Net of Amortization                    15,066         16,236
     Investment in Affiliated Company
       (Note 5)                                         -               -
                                                ____________  ______________
                                                    618,958        629,582
                                                ____________  ______________

                       LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts Payable                                30,803         26,520
     Notes Payable-Officer
      (Notes 5 and 7)                                 9,892         10,574
     Notes Payable-Other (Note 7)                     1,782          1,792
     Due to Affiliates (Note 5)                     324,150        308,009
     Accrued Executive Compensation                 124,524        124,524
     Deferred Rent                                        -            489
     Accrued Expenses                                14,234         12,313
                                                 ___________  ______________
             Total Current Liabilities              505,385        484,221
                                                 ___________  ______________
                                                 ___________  ______________
   NON-CURRENT LIABILITIES
     Tenant Security Deposit                          3,245          3,245
                                                 ___________  ______________

   COMMITMENTS AND CONTINGENCIES
     (Notes 6, 11 and 12)                                -             -
                                                 ___________  ______________

   SHAREHOLDERS' EQUITY (Notes 5, 8 and 9)
     Common Stock, No Par Value, 100,000,000
      Shares Authorized as of April 30, 1995
      and January 31, 1996; Issued 32,195,300
      Shares at April 30, 1995 and January 31,
        1996                                       2,088,001     2,088,001
     Additional Paid in Capital                          100           100
     Accumulated Deficit since July 31, 1985 in
      connection with Quasi-Reorganization
      (Note 9)                                    (1,977,773)   (1,945,985)
                                                 ____________  ______________
                                                     110,328       142,116
                                                 ____________  ______________
                                                     618,958       629,582
                                                 ____________  ______________

     The accompanying notes are an integral part of the financial statements.


                                  STEVIA COMPANY, INC.

                                 STATEMENT OF OPERATIONS

                                       Unaudited

                                Three Months Ended       Nine Months Ended
                                    January 31,             January 31,
                                   1996        1995       1996        1995
                              __________  _________  __________  _________
   REVENUES
     Sales                           -           -          -          -

   COST OF SALES                     -           -
                              __________  _________  __________  _________
   Gross Profit (Loss)               -           -          -          -

   OPERATING EXPENSES
   Research and Development         676          899      2,028       2,697
     General and Administrative  14,865       14,974      45,132     45,840
                               ___________  _________  ___________ _________
                                 15,541       15,873      47,160     48,512
                               ___________  _________  ___________ _________
   Loss From Operations         (15,541)     (15,873)    (47,160)   (48,512)
                               ____________ _________  ___________ _________

   OTHER INCOME AND (EXPENSE)
     Gain (Loss) on Sale of
       Property & Equipment
       (Note 3)                    -          (9,500)      -         (9,500)
     Miscellaneous Income          -            -          -            740
     Rental Income                5,392       4,868       15,372     14,605
                              ____________  _________  ___________ __________
                                (10,149)    ( 4,632)      15,372      5,845
                              ____________  _________  ___________  _________
   NET LOSS                     (10,149)    (20,505)     (31,788)   (42,667)
                              ____________  _________  ___________  _________


   NET LOSS PER COMMON SHARE
       (Note 10)                 (.001)       (.001)       (.001)     (.001)
                               ___________  __________  ___________  ________

   WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING         32,195,300   32,195,300  32,195,300  32,195,300
                               ___________  __________  ___________ __________






     The accompanying notes are an integral part of the financial statements.


                                  STEVIA COMPANY, INC.

                            STATEMENT OF SHAREHOLDERS' EQUITY

                           NINE MONTHS ENDED JANUARY 31, 1996

                                      Unaudited
                                                                     Total
                                              Additional             Share-
                          Common Stock        Paid-in                holders'
                      Shares        Amount    Capital     (Deficit)  Equity
                     __________  __________  _________  ___________ _________

  BALANCE
    May 1, 1995      32,195,300   2,088,001    100      (1,945,985)  142,116

  NET INCOME (LOSS)       -           -          -      (   31,788) ( 31,788)
                     __________  __________  _________  ___________ _________

  BALANCE,
    January 31, 1996  32,195,300   2,088,001    100      (1,977,773)  110,328
                     __________  __________  _________  ___________ _________





     The accompanying notes are an integral part of the financial statements

                                   STEVIA COMPANY, INC.

                        STATEMENT OF CHANGES IN FINANCIAL POSITION

                                         Unaudited


                                               Nine Months Ended January 31,
                                                     1996             1995
                                                ______________    _________
  OPERATING ACTIVITIES:
    Net Loss                                        (31,788)       (42,667)
    Adjustments to Reconcile Net (Loss) to Net
    Cash Used by Operating Activities:
    Depreciation and Amortization                    13,533         14,201
  Net Loss (Gain) from Sales of Equipment (Note 3)      -            9,500
    Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Receivables               (3,688)           266
    (Increase) Decrease in Inventories
     and Prepaid Expenses                              (607)          (560)
  Increase (Decrease) in Accounts Payable and
    Accrued Expenses                                  5,714         (1,743)
  Increase (Decrease) in Due to Affiliates
    (Note 5)                                         16,141         11,572
                                                 _____________     _________
  Net Cash Provided (Used) by Operating
   Activities                                          (695)        (9,481)
                                                 _____________     _________

 INVESTING ACTIVITIES:
  Net Proceeds From Sale of Equipment (Note 3)          -            8,000
                                                  _____________    _________
  Net Cash Provided (Used) by
  Investing activities                                  -            8,000
                                                  _____________    _________

 FINANCING ACTIVITIES:
  Proceeds From (Repayments of) Notes (Note 7)         (692)         1,953
                                                  _____________    _________
  Net Cash Provided (Used) by Financing
  Activities                                           (692)         1,953
                                                  _____________    _________
  Increase (Decrease) in Cash and
  Cash Equivalents                                   (1,387)           472
  Cash and Cash Equivalents at
  Beginning of Period                                 1,479            236
                                                  _____________    _________
Cash and Cash Equivalents at End of Period               92            708
                                                  _____________    _________

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

               Components of inventories are as follows:

                                           January 31, 1996  April 30, 1995
                                           ________________  ______________

                              Seeds             21,170           21,170
                              Leaves             6,962            6,962
                                           ________________  ______________
                                             $  28,132        $  28,132
                                           ________________  ______________

               Research and Development, and Patents - Research and devel-opment expenditures, including depreciation of laboratory equip-ment, are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and amortized over seventeen years on the straight-line method.

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

               The Company was organized primarily to engage in the busi-ness of developing and manufacturing natural products, including sweeteners, derived from the Stevia rebaudiana plant.

          3.   Property and Equipment:

               In 1986, the Company completed construction of a building for a sweetener production facility in Pueblo, Colorado on a parcel of land (25 acres) acquired by the Company. The net price for construction of the building was $483,200. The Company also purchased certain equipment for its processing facility. Comple-tion of the processing facility was terminated in 1987 due to lack of funds. See Footnote 13.

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

               On December 8, 1994, the Company said a portion of the
          equipment  purchased for use in its sweetener production facility
          for  $8,000.   The  Company  realized a  loss  of $9,500  on this
          transaction.  See Note 5 below.

          4.   Idle Equipment:

               During the year ended April 30, 1990, the Company reclassi-fied the building and equipment described in Note 3 as idle facilities. The carrying values of idle equipment were written down to the restored and recoverable values. (See Note 3).

          5.   Related Party Transactions:

               The Company was indebted to affiliated companies as follows:

                                                  January 31,    April 30,
                                                    1996           1995
                                                  _________      _________
               F.K. Suzuki International, Inc.    $  70,412      $  70,412
               Biosynergy, Inc.                   $ 253,738      $ 237,597
                                                  _________      _________
                         Totals                   $ 324,150      $ 308,009
                                                  _________      _________

               The amount due to F.K. Suzuki International, Inc. is the net license fees due under an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in Note 12, less
          certain  prepayments and  discounts with  regard  to         such
          license agreement.

               The Company shares common offices with Biosynergy, Inc. Each company has incurred certain shared office expenses which have been allocated to the other company. The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payable of $253,738 at January 31, 1996 as compared to a net payable of $237,597 at April 30, 1995. Howev-er, the Company paid the proceeds of $8,000 from the sale of certain idle equipment (described in Note 3 above) to Biosynergy, Inc. to reduce the amount owed to Biosynergy, Inc. for shared expenses.

               The Company and its affiliates are related through Common Stock ownership as follows on January 31, 1996.

                                STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS


          5.   (Continued)

                                   S T O C K   O F   A F F I L I A T E S
                           _________________________________________________
                                                       F.K. Suzuki
                               Stevia  Biosynergy     International  Medlab
         Stock Owner          Company      Inc.            Inc.       Inc.
         ___________          ________ __________     _____________  _____

          Stevia Company, Inc.    -         13.8%             -         -
          Biosynergy, Inc.        .4%         -               -         -
          F.K. Suzuki
           International, Inc.  55.8%       18.8%             -      100.0%
          Medlab, Inc.            -           -               -         -
          Fred K. Suzuki,
          Officer/Director        -           -             35.6%       -
          Lauane C. Addis,
          Officer/Director        .1%         .1%           32.7%       -
          James F. Schembri,      .2%       12.9%             -         -
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

               In June, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. On October 10, 1994, Mr. Suzuki loaned $5,000 to the Company and on October 18, 1995 Mr. Suzuki loaned an additional $1,000 to the Company for payment of real estate taxes on the Company's facili-ty in Pueblo, Colorado. See also Note 6.

          6.   Lease Commitments:

               The Company shares offices in Elk Grove Village, Illinois with Biosynergy, Inc. The master lease for these offices, which expired January 31, 1996, is in the name of Biosynergy, Inc. The total annual base rent for these premises is $62,574.36 for the lease year ending January 31, 1996. The Company's portion is $9,386.15.

               A new 5 year master lease for the offices, effective February 1, 1996, is also in the name of Biosynergy, Inc. The total annual base rent under the new lease is $66,000 for the lease year ending January 31, 1997. The Company's portion is $9,900.

                               STEVIA COMPANY, INC.
                           NOTES TO FINANCIAL STATEMENTS

          7.   Notes Payable:

               Notes Payable - Officer consists of the following:

               . an unsecured note dated July 1, 1993 in the original amount of $7,588 payable to Fred K. Suzuki, President. The note is due on demand and bears interest at 10% per annum. The principal balance due at January 31, 1996 is $7,588.

               . an unsecured note dated October 10, 1994 in the origi-nal amount of $5,000 payable to Fred K. Suzuki, Presi-dent. This note provides for payment in 12 monthly installments of principal and interest of $443.08 commencing December, 1994 and bears interest at 11.5% per annum. The balance due on this note at January 31, 1996 is $1,304.

               . an unsecured note dated October 18, 1995 in the origi-nal amount of $1,000 payable to Fred K. Suzuki, Presi-dent. This note provides for payment in six monthly installments of principal and interest of $172.30 commencing November, 1995 and bears interest at 11.5% per annum. The balance on this note at January 31, 1996 is $1,000.

               Notes Payable - Other consists of the following:

               . an unsecured note dated October 10, 1994 in the origi-nal principal amount of $3,000 payable to Laurence C. Mead, an officer of Biosynergy, Inc., an affiliate. The note provides for payment in 12 monthly install-ments of principal and interest of $265.85 commencing December, 1994 and bears interest at 11.5% per annum. The balance on this note at January 31, 1996 is $782.

               . an unsecured note dated October 18, 1995 in the origi-nal amount of $1,000 payable to Laurence C. Mead, an officer of Biosynergy, Inc., an affiliate. The note provides for payment in six monthly installments of principal and interest of $172.30 commencing November, 1995 and bears interest at 11.5% per annum. The bal-ance on this note at January 31, 1996 is $1,000.

          8.   Shareholders' Equity:

               The authorized capital stock of Stevia Company is one hundred million (100,000,000) shares of no par value Common Stock and one hundred thousand (100,000) shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the amended articles of incorporation. As of April 30, 1995 and January 31, 1996, no shares of Preferred Stock were outstanding.

                                STEVIA COMPANY, INC.
                           NOTES TO FINANCIAL STATEMENTS


               As of January 31, 1996, under a special incentive plan, stock options and stock appreciation rights for 230,000 shares of Common Stock were granted to 4 advisors, directors, officers, consultants, and/or employees of the Company. The exercise price for these shares is $.0625 per share. The Company has reserved 400,000 shares of its Common Stock for this plan. As permitted in the plan, the directors of the Company extended the termina-tion date (last date to grant options) of the plan from February 23, 1987 to December 31, 1989. No further action has been taken to extend the term of the plan.

               On November 1, 1989, the Company's Secretary, Lauane C. Addis, and President, Fred K. Suzuki, agreed to forego their salaries in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month they forfeited their salary at an option price of $.025 per share. Accrual of these options was terminated effective April 30, 1991.
          These options may  be exercised  until one        year after  the
          respective optionee receives all deferred compensation due at October 31, 1989, the optionee's salary is reinstated, or the optionee is no longer employed by the Company, whichever is later. As of January 31, 1996, none of these options have been exercised and a total of 2,999,988 shares are subject to the options. These options provide for adjustments to prevent dilution in the event of capital reorganizations.

               Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. Conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. A total of 1,448,917 shares have been reserved for Mr. Suzuki's option. No portion of the option has been exercised as of January 31, 1996. The option provides for adjustments to prevent dilution in the event of capital reorganizations.

          9.  Quasi-Reorganization:

               As of July 31, 1985, the Company effected a Quasi-Reorganization which resulted in the elimination of $1,201,810 of accumulated deficit at the date of reorganization and a decrease of $1,201,810 in the amount of common stock outstanding.

          10.  Income (Loss) per share:

               Net income (loss) per share is computed based on the weight-ed average number of shares of Common Stock outstanding during the period, after giving effect to stock splits. The effect of exercise of stock options has not been presented as exercise would be anti-dilutive.

                                STEVIA COMPANY, INC.
                           NOTES TO FINANCIAL STATEMENTS


          11.  Agreements, Licenses and Options:

               The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payable begin-ning in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of a set fee. There was no fee incurred during the nine month period ending January 31, 1996.

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

          13.  Management's Plans:

               In view of the fact that the Company has incurred losses of $55,831, $118,910 and $51,569 for the years ended April 30, 1995,
          1994, and 1993, respectively, management of the Company recogniz-es the liability of the Company is contingent upon the Company obtaining financing so it cancommence operations or acquire alternative operations. Before the Company can realize material

                                STEVIA COMPANY, INC.
                            NOTES TO FINANCIAL STATEMENTS

          operating revenues from its proposed operations, the Company must equipment and commence operations of a processing facility. The cost of equipping a processing facility is significant, and therefore the Company's main objective has been to obtain such financing. Management of the Company has also pursued alterna-tives, such as licensing its technology, selling Stevia Company or its assets, or combining Stevia Company with another enter-prise. No agreements have been entered into for consummating any such transaction, and there can be no assurance such a transac-tion will be forthcoming.

          14.  Unaudited Financial Statements:

               The Company's Financial Statements for the fiscal year ending April 30,1995 were not audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. Aninactive entity is defined as an entity not having gross receipts from all sources and expendi-tures for all purposes in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options there-fore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by any exchange or governmental authority having jurisdiction. In the opinion of Management, the Company met the criteria of an inactive entity for the fiscal year ending April 30, 1995.

          Item 2.   MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF  FINANCIAL
                    _______________________________________________________
                    CONDITION AND RESULTS OF OPERATIONS
                    ___________________________________

          SALES/REVENUES
          ______________

               The Company had no sales during the quarter ending January 31, 1996 ("3rd Quarter") or the nine month period ending January 31, 1996. The Company did not produce rebaudioside A or other products on a commercial basis during these periods, and was not expected to have sales. Subject to commencement of commercial operations, Management continues to believe that a market for its Stevia products could be developed.

               During the quarter ending January 31, 1996, the Company realized rental income of $5,392 from leasing its Pueblo, Colora-do facility under a three-year lease to an unaffiliated third party. This lease grants the tenant first right of refusal upon the sale of other disposition of the Pueblo facility and provides for two one-year options. The lease provides for rent of $19,743 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year.

          COSTS AND EXPENSES
          __________________

               The overall operating expenses of the Company decreased by $332 or 2.09% during the 3rd Quarter as compared to the same quarter ending in 1995 and decreased by $1,352 or 2.78% during the nine month period ended January 31, 1996 as compared to the nine month period ended January 31, 1995. Most of the current expenses are overhead and general and administration items required to maintain the Company and its Pueblo, Colorado proper-ty. It is not anticipated that the expenses of the Company will materially change until the Company receives financing or com-mences alternative operations.

          NET LOSS
          ________

               The Company realized a net loss of $10,149 in the 3rd Quarter as compared to a net loss of $20,505 in the comparative quarter in 1995 and realized a net loss of $31,788 for the nine month period ending January 31, 1996 as compared to a net loss of $42,667 during the same period in 1995. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company produces its sweeteners and other products for sale or can obtain alternative revenues. See "LIQUIDITY AND CAPITAL RESOURCES" below.

                As of April 30, 1995, the Company has incurred net operat-ing losses aggregating $2,937,678. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not materially alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 12 to the Financial Statements for the 1st Quarter. See "FINANCIAL STATEMENTS."

          ASSETS/LIABILITY RATIO
          ______________________

               The ratio  of current assets to current liabilities (.064 to
          1) is not acceptable taking into consideration the Company's cash flow position. The Company's current assets consist primarily of inventory. It is unknown how much inventory the Company can sell, if any. The Company is not producing inventory and there can be no assurance of long-term revenues, if any. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for use in its initial processing operations or for sale, and seeds which may be used for growing more leaves. See "LIQUIDITY AND CAPITAL RESOURCES" below.

          LIQUIDITY AND CAPITAL RESOURCES
          _______________________________

               The Company's  net  working  capital  decreased  by  $18,256 during the nine month period ending January 31, 1996. The Company's negative net working capital is due to the continuing losses of the Company. The Company had $92 in cash and $3,688 receivables at January 31, 1996. This amount is insufficient to provide working capital for the ensuing quarter. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit.

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

               The Company and an affiliate, Biosynergy, Inc. ("BSI"), share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of April 30, 1995 was $237,597 and $253,738 as of January 31, 1996. The
          amounts due to BSI reflect on-going transactions in the ordinary course of business and do not represent any extraordinary trans-actions. Expenses include rent, salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company believes it is more economi-cal to share these expenses with BSI, and will likely continue to do so in the near future. However, there is no assurance BSI will be in a position or agree to continue to extend credit to the Company for these shared expenses.

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

               The Company owns 1,900,000 shares of BSI common stock. Such common stock can be traded in the over-the-counter market and stock prices are recorded on "pink sheets." The bid price at January 31, 1996 was estimated to be $.01 per share. Although the Company is free to currently sell these shares of Biosynergy, Inc. common stock, it does not have plans to do so in the near future. See Footnote 5 of the "FINANCIAL STATEMENTS."

                                PART II - OTHER INFORMATION
                                ___________________________

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
                    _________________________________

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

                    (a) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc.
                         (iii)

                    (b)  Promissory Note dated July 1, 1993 payable to Fred
                         K. Suzuki in the amount of $7,587.75. (iii)

                    (c) Installment Promissory Note dated October 10, 1994, payable to Fred K. Suzuki in the amount of $5,000. (iv)

                    (d) Installment Promissory Note dated October 10, 1994, payable to Laurence C. Mead in the amount of $3,000. (iv)

                    (e) Installment Promissory Note dated October 18, 1995 payable to Fred K. Suzuki in the amount of $1,000.
                         (v)

                    (f) Installment Promissory Note dated October 18, 1995 payable to Laurence C. Mead in the amount of $1,000. (v)

               (15) Letter dated March 13, 1996, regarding interim finan-cial information. (vi)

               (27) Financial Data Schedule attached hereto as Exhibit 27.

          B. No Current Reports on Form 8K were filed during the period covered by this Report.
[FN]
        _________________________

                    (i)    Incorporated  by  reference  to  a  Registration
          Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act, Registration Number 2-87364C, under the Securities Act of 1933, as amended, and incorporated by refer-ence, to the extent of Articles of Amendment, to Form 10K for Fiscal
          Year Ending April 30, 1986 filed with the Securities and Exchange Commission.

                    (ii) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1987 filed with the Securities and Exchange Commission.

                   (iii) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1994 filed with the Securities and Exchange Commission.

                    (iv) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1995 filed with the Securities and Exchange Commission.

                    (v) Incorporated by reference to Form 10Q for the Quarter ending October 31, 1995 filed with Securities and Ex-change Commission.

                    (vi) This Exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                                       SIGNATURE
                                       ---------

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          STEVIA COMPANY, INC.

          Date March 15, 1996                /s/ FRED K. SUZUKI /s/
                                             ______________________________
                                             Fred K. Suzuki, President,
                                             Chairman of the Board, Chief
                                             Accounting Officer and
                                             Treasurer

          Date March 15, 1996                /s/ LAUANE C. ADDIS /s/
                                             ______________________________
                                             Lauane C. Addis, Secretary,
                                             Corporate Counsel and
                                             Director

                                        SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          STEVIA COMPANY, INC.

          Date March 15, 1996
                                             ______________________________
                                             Fred K. Suzuki, President,
                                             Chairman of the Board,
                                             Chief Accounting Officer and
                                             Treasurer

          Date March 15, 1996
                                             ______________________________
                                             Lauane C. Addis, Secretary,
                                             Corporate Counsel and
                                             Director

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10Q

                    Annual Report Pursuant to Section 13 or 15(d)

                                          of

                       THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the period ending January 31, 1996
                           Commission File Number: 0-11718

                                 STEVIA COMPANY, INC.
          _________________________________________________________________
                     (Exact name of registrant as specified in charter)

                                1940 East Devon Avenue
                          Elk Grove Village, Illinois 60007

                                   (708) 593-0226
          _________________________________________________________________
          (Address and telephone number of registrant's principal executive office on a principal place of business)


                                       EXHIBITS
                                       ________

                                     EXHIBIT INDEX
                                     _____________


                                                                Page
                                                                Numbering
                                                                Pursuant to
                                                                Sequential
          Exhibit                                               Numbering
          Number            Exhibit                             System
          _________________________________________________________________

          27               Financial Data Schedule                 E-1