Form 10-K
period 1996-04-30
STEVIA CO INC
filed 1996-08-14
CIK 731933

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934 [FEE REQUIRED]

                        For the fiscal year ended 4/30/96
                                                  _______

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from             to
                                         ___________    ____________

                         Commission file number 0-11718
                                                _______

                               STEVIA COMPANY, INC.
                             _______________________
             (Exact name of registrant as specified in its charter)

     Illinois                                             36-2967419
    ___________________________________________________________________
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)               Identification No.)

     1940 East Devon Avenue, Elk Grove Village, Illinois 60007
    ___________________________________________________________________
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code (847) 593-0226
                                                        ______________

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                                  NONE
                                               ____________________________
     Name of each exchange on which registered            NONE
                                               ____________________________

     Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, No Par Value
     ___________________________________________________________________
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past  90 days.  Yes   X  No
                    ------    ------

          Indicate by check mark if  disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitve proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Page one of 59 pages contained in the sequential numbering system. The Exhibit Index may be found on page E-1 of the sequential numbering system.

  The estimated aggregate market value of the voting stock held by non-affiliates of the registrant on July 1, 1996 was estimated to be approximately $14,000.

  The number of shares of common stock outstanding on April 30, 1996 was 32,195,300 shares.

  No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 14.

                                       PART I

  Item 1.  Description of Business.

  General Development of Business.
  -------------------------------

  Stevia Company, Inc. (the "Company") was incorporated as a subsidiary of F.K. Suzuki International, Inc. ("FKSI") on November 22, 1976. The Company's principal administrative offices and research laboratory is located at 1940 E. Devon, Elk Grove Village, Illinois. See "Description of Property." The Company's uncompleted processing facility is located in Pueblo, Colorado.

  The Company was organized primarily for the purpose of developing, manufacturing, and marketing natural sweeteners derived from the Stevia rebaudiana plant ("Stevia"). The Stevia natural sweetening compounds are substantially non-caloric alternatives to sugar. The Company's ultimate goal has been to commercialize one such compound, rebaudioside A, as a sweetener. The Company also has plans to commercialize flavor enhancers, raw materials for use in producing Gibberellins (plant growth hormones), and other Stevia products.

  To  date,  the  Company  has  not  experienced  any  significant  operating revenues. The Company is not expected to have significant operating revenues unless it commences production of its sweeteners or other Stevia products or commences alternative operations.

  During the fiscal year ending April 30, 1996, the Company's operations were dormant. The Company's efforts were primarily directed toward obtaining financing, alternative businesses, and promoting the Company. Although the Company's activities did not yet lead to any material contracts or financing arrangements, management believes that its efforts may lead to an arrangement whereby the Company will be able to realize its potential.

  Since there can be no cerainty the Company will commence profitable operations, the Company may be required to liquidate equipment, and ultimately a building and land owned by the Company located in Pueblo, Colorado, (see "Description of Property") to provide for its financial needs. Nevertheless, there can be no assurance funds from the liquidation of all or a portion of such assets would be sufficient to provide for the Company's financial requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Except as stated above, there were no significant contracts or developments with regard to the Company's business during the past fiscal year.

 Financial Information about Industry Segments.
 ---------------------------------------------

 During the past fiscal year, the Company did not have any revenues from operations. See "General Development of Business."

 Narrative Description of Business.
 ---------------------------------

 As described above under "General Development of Business," the Company was primarily organized for the purpose of developing, manufacturing and marketing natural sweeteners and other products from a variety of the
 Stevia  plan.   Further  information  about the  proposed  products of  the
 Company is set forth below.

 Proposed Products. The Company plans to initially commercialize four products derived from the Stevia plant: (1) rebaudioside A as a natural, high potency (approximately 300 times sweeter than sugar) sweetener; (2) a by-product mixture of extractives from the Stevia plant ("DTGs") as a flavor enhancer; (3) DTGs as raw material for plant hormones; and (4) Stevia leaves as flavor enhancers and sweeteners. None of the products have been approved by the FDA, however, they may be sold in Japan, Brazil, Argentina and Paraguay.

 The Company's sweeteners, flavor enhancers, and raw material for plant hormones are derived from a protected proprietary variety (USDA Variety Protection Certificate No. 8200065) of a plant, Stevia rebaudiana, Var. P.J. Suzuki. Although Stevia rebaudiana has grown as a wild shrub in limited sections of South America for hundreds of years, the Company obtained the exclusive rights to a novel variety of Stevia rebaudiana which was developed by F.K. Suzuki International, Inc. ("FKSI"), the parent of the Company. This proprietary variety possesses significantly higher seed viability than the original plant, produces a substantially higher yield of rebaudioside A in its leaf material, and has improved resistance to frost and flood. Although the Stevia plant has been examined by scientists for over ninety years, commercial farming of the Stevia plant has occurred only since 1950. The Company grew its Stevia plant from 1976 to 1986.

 The Stevia plant produces eight diterpene glycosides ("DTGS"). They are Steviolbioside, Stevioside, rebaudioside A, rebaudioside B, rebaudioside C, rebaudioside D, rebaudioside E and Dulcoside A. Rebaudioside A and Stevioside are the two major DTGs contained in the Company's proprietary variety of Stevia plant. Rebaudioside A is the sweetest DTG, and also has a taste most closely resembling that of sucrose (beet sugar, cane sugar). The Company intends to commercialize rebaudioside A as its primary sweetner. The Company owns the rights to U.S. Patent 4,612,944 and European Patent Office Patent Number 0154235 for use of Stevia leaves, the DTGs and any product containing the DTGs at flavor enhancement or modification levels. The Company also holds the rights to U.S. Patent 4,082,858 for rebaudioside A and any product containing elevated levels of rebaudioside A, which expired April 4, 1995. See "Patents and Trademarks."

 Rebaudioside A Sweetener:

 The Company intends to offer a totally natural alternative sweetener. Rebaudioside A is substantially non-caloric, natural sweetener, having only about 1/300th the calories of sugar at equivalent sweetness, and can reportedly be used by diabetics and obese individuals. Rebaudioside A does
 not  support  the  growth   of  tooth  decay  producing  streptococci   and
 lactobacilli, and it is thus  suitable for toothpaste, mouthwash, and other
  oral hygiene uses.   Rebaudioside A is  stable to heat,  salt, and acid  in
  ordinary food processing and it is very soluble in water and other carriers used in processing of food and non-food products. Rebaudioside A does not brown when heated with amino acids or proteins.

  Rebaudioside A cannot be distributed as a food additive in the United States without FDA approval. Published results of acute, subacute and chronic toxicity studies in rats and mice demonstrate that the DTGs are non-toxic for short-term use, even in high usage levels, and are non-contraceptive and non-teratogenic. The Company has not yet applied for FDA approval for use of its sweetener in the United States and has not yet initiated its own toxicity studies. As a result of the short-term and chronic studies completed and the 17 year history of DTG usage in a wide variety of foods in Japan without any reported toxicity, management of the Company believes the DTGs, including rebaudioside A, are non-carcinogenic.

  Diterpene Glycoside Flavor Enhancers:

  DTGs are a by-product of the process of extraction and purification of rebaudioside A. DTGs will comprise a mixture of diterpene glycosides, primarily stevioside mixed with other diterpene glycosides extracted from the Stevia plant. Like rebaudioside A, the DTGs are substantially non-caloric and are believed to be non-carcinogenic based on short-term and long-term toxicity studies.

  Employees of the Company discovered that the DTGs have flavor-enhancing characteristics. This discovery resulted in the U.S. Patent and Trademark Office grant of a patent on September 23, 1986, and the European Patent Office grant of European Office Patent Number 0154235 on June 12, 1991.
  These patents were assigned to  the Company by its inventors.   The
  DTGs are useful in enhancing fruit, spice, nut, and many other flavors for which flavor enhancers are not currently available.

  FDA approval is required for use of the DTGs as flavor enhancers, or other food additive uses, although other forms of approval not involving a FDA food additive petition may be available. It is believed FDA approval is not required for use of the DTGs in certain products, such as tobacco and other expectorated products, or for use of Stevia leaves containing the DTGs in food products as flavor enhancers.

  Diterpene Glycoside Raw Material for Plant Hormones:

  Although Stevia Company intends to utilize rebaudioside A as a sweetener and the DTGs as flavor enhancers, there will be a substantial amount of DTGs remaining as a by-product of the production of rebaudioside A. The Company therefore intends to sell a portion of the DTGs to producers of plant hormones.

  Plant growth regulators are  chemicals  which  control plant  growth  and
  development.   Gibberellins ("GAs") are  a class  of plant hormones.  They have many effects on plant growth, development, and chemistry when applied to plants in very small quantities, generally 1/2,500 - 1/250th ounce. The major commercial uses of GAs in the U.S. are on fruit grapes, mandarin oranges, and navel oranges. GAs are commercially used on numerous other crops in other parts of the world. Several other agricultural applications for GAs in the U.S. could develop if GA costs can be reduced.

  Since 1975, it has been known that certain components of the DTGs could be converted to GAs by the GA-producing mold. Management of the Company believes DTGs can be used as raw materials, or precursors, for plant hormones. To date, the Company has not entered into an arrangement with the sole manufacturer of GAs in the United States to supply the DTGs for use as a plant hormone raw material, however, such manufacturer has investigated the potential for such use of the DTGs, the outcome of which is unknown to the Company. Management nevertheless believes that the plant hormone market should be considered as an alternative source of revenue for the Company.

  Although government approval for use of GAs is not required for most uses, the FDA has promulgated regulations limiting the amount of residual GAs which can be found in plants intended directly or indirectly for human consumption. Additionally, these government regulations may limit the amount of GAs that can be used in certain applications thus limiting the amount of DTGs which may be sold for use in producing GAs. Management is not aware of any proposed uses for GAs which have been limited or denied as a result of government regulations.

  Stevia Leaves:

  Stevia leaves may be sold for three primary purposes. First, leaves may be sold as a source material for extraction of sweeteners in the United States (subject to FDA approval), Japan, Brazil and Argentina. Second, subject to FDA approval for use in the United States for some applications, Stevia leaves may ultimately be sold for use as a direct sweetening agent. Finally, Stevia leaves may be sold for addition to teas, spices, coffee, and other foods as flavor enhancers or modifiers, subject to appropriate regulatory approval, where required. Stevia leaves may ultimately be used as an herbal tea. The Company has developed a special variety of Stevia plant which is protected under USDA Plant Variety Protection Certificate No. 8200065.

  Although the use of Stevia leaves as a food additive requires pre-approval by the FDA or evidence the Stevia leaves are generally recognized as safe ("GRAS"), it should be noted that upon one or more occasions unrelated third parties have made self-determinations that the use of Stevia leaves as a food additive comes within the definition of GRAS. In order to be classified as GRAS, the material must have been in use prior to 1958 and there must be general scientific information and data positively describing the safety of the material. Although the Company has not concluded its own investigation in this regard, based upon the information currently available, it is possible the use of Stevia leaves as food additives may be permitted under GRAS, of which there can be no assurance.

  Proposed Manufacturing and Farming Operations. To date, the Company has not commercially produced its proposed products. The Company intended to inventoy, maintain, and staff an extraction facility located in the Pueblo Memorial Airport Facility, Pueblo, Colorado, but the financing needed to equip the facility to make it operational has been prohibitive. It is estimated that equipping the processing facility will cost in excess of $2,500,000, plus start-up costs. The Company has sought financing for the processing facility, but has been unable to procure such financing. There can be no assurance such financing will be available in the future.

  To date, Stevia DTGs have been extracted on a commercial basis utilizing a batch process. The Company intends to utilize a continuous extraction process which will be substantially continuous with one or more intermediate steps based on the batch method of processing. Although management is not aware of any negative effects on the extraction of DTGs using a continuous process, since the proposed continuous process has not been utilized in the extraction of DTGs, there can be no assurance the Company will be able to optimize the extraction of its DTGs using the proposed method.

  The Company does not have any existing propagation sites, farming sties, or farming operations. The Company will re-establish its farming operations as appropriate. Management of the Company believes that small scale farming operations could be commenced and produce Stevia leaves within one year. However, in the event FDA approval of rebaudioside A for food additive use is obtained, and if demand increases for the Company's proposed products in foreign markets, which is dependent on approval for its use as a food additive in certain foreign countries, and other factors, the Company would have to acquire or lease farming facilities and/or enter into contracts with a substantial number of additional growers to meet increased requirements. The ability to do so cannot be guaranteed.

  Proposed  Marketing  and  Distribution.  None of the Company's proposed
  products are sold  on a commercial basis.   Sales to date of  Stevia leaves
  and rebaudioside A have been for research purposes or for use in products not under the jurisdiction of the FDA.

  The Company intends to market its natural sweetener and flavor enhancer as soon as production is sufficient in international markets where such products are approved for human consumption and are currently used, such as Brazil and Japan. In these countries, the Company may be subject to stringent trade regulations and may have to pay royalties on sales in Japan to Morita Chemical Co., which holds the patent rights to rebaudioside A and other Stevia products in Japan.

  The Company further plans to continue to introduce its sweeteners and flavor enhancers to end users and industrial segments not requiring full FDA approval, such as tobacco products and certain other products that are expectorated. In the event full FDA approval of the Company's products as food additives is obtained, management of the Company anticipates that most of its sweeteners and flavor enhancers will be directly formulated in food and drinks and that the sweeteners will rarely reach consumers in pure form.

  Since most of the Company's proposed products will be sold to industrial users for incorporation into other products, the Company will not be required to have a large sales force. It is intended that the Company will form a small, technically oriented sales force.

  Sources and Availability of Raw Materials. The Company is not currently using raw materials, and thus believes its source and availability of raw materials to be satisfactory. It should be noted, however, that the
  Company's proposed products are primarily derived from Stevia rebaudiana var. P.J. Suzuki, which has been grown in limited quantities by the Company in the United States. The Company is not currently growing any Stevia leaves, although it has a limited supply of leaves ready for sale and processing, and has seed and materials available to re-establish farming operations, when needed. Other varieties of the Stevia plant are currently being grown in Thailand, Korea, the Peoples Republic of China and Japan. At present, there are no known growers of the Stevia plant in the United

  States. In the event of FDA approval of the Company's sweeteners of flavor enhancers, significant foreign sales, or sales of the Company's other Stevia products, the Stevia leaf requirements will exceed the Company's current supply and the Company would have to initiate significant farming operations, purchase the plant material on a contract basis from unaffililated growers, or import leaf material from foreign growers. There is no assurance that any of the above can be done on terms acceptable to the Company. See "Proposed Manufacturing and Farming Operations."

  In connection with the Company's inventory of Stevia leaves and seeds, portions of the Stevia leaf inventory have been held by the Company since 1981. In addition, substantially all of the seeds were harvested in 1984, 1985, and 1986. The Stevia leaves are stable and may be stored for years. The seeds remain viable for a minimum of three years, and lose only a portion of their viability thereafter on an increasing basis as a function of time. Although the exact amount of viability loss from year to year is not known, based on experience of management of the Company, it is believed that the current supply of seeds may be sufficient to re-establish the Company's Stevia leaf production.

  Patents and Trademarks. The Company has patent rights under three patents issued by the United States Patent and Trademark Office. United States Patent No. 4,082,858, which expired April 4, 1995, relating to "Sweetening Compound, Method of Recovery and Use Thereof" (rebaudioside A) was issued to Morita of Osaka, Japan. Rights under this patent were assigned, in exchange for improved technology relating to extraction of stevioside, to FKSI, which subsequently transferred such rights by exclusive license to the Company. United States Patent No. 4,361,697, expiration date November 30, 1999, relating to "Extraction, Separation and Recovery of Diterpene Glycosides from Stevia rebaudiana", was issued to Robert H. Dobberstein, former officer of the Company, and others and was subsequently assigned to FKSI. Rights under this patent were subsequently transferred to the Company by FKSI. U.S. Patent 4,612,942, expiration date September 23, 2003, relating to "Flavor Enhancing and Modifying Materials", was issued to Robert H. Dobberstein and Fred K. Suzuki, Chariman of the Board of Directors, and was assigned to the Company.

  On June 12, 1991, the European Patent Office granted European Patent Number 0154235, the counterpart of U.S. Patent 4,612,942, relating to the use of Stevia leaves and extractives as "Flavor Enhancing and Modifying Materials". Patents granted by the European Patent Office generally must be registered in each European country where patent protection is desired, which requires interpretation and payment of filing and agency fees. The Company has not registered this patent in any European countries and therefore it is uncertain whether the Company has or may obtain any protection under this patent in Europe.

  The Company also holds rights under the United States Department of Agriculture (USDA Plant Variety Protection Certificate No. 8200065, expiration date October 20, 2000) for Stevia rebaudiana var. P.J. Suzuki. The United States Plant Variety Protection Act of 1970 grants certain protections to developers of novel varieties of sexually reproduced plants. The Company's novel variety, Stevia rebaudiana var. P.J. Suzuki, was recognized by the USDA to have novel characteristics including improved seed viability, improved yield of rebaudioside A, and improved resistance to frost and flood. The Company intends to utilize this particular plant variety for all of its production needs.

  The Company intends to pursue a policy of seeking the broadest possible protection through the filing of various patent, trademark, and other proprietary protection applications, both in the United States and abroad.

  However, since there can be no assurance any of the Company's patents will withstand a legal challenge, certain processes and formulas will be maintained only as trade secrets.

  Seasonal Aspects  of the  Business.   The business  of the Company is not
  expected to be seasonal, except for the farming operations. The farming operations of the Company will be seasonal to the extent the Stevia plant, when grown as a perennial, requires the Company's direct attention only during planting in the spring, if needed, harvest in the fall, and seed collection in the early winter. The Stevia plant, when grown as an annual, will require the Company's direct attention during planting in spring and harvest in the fall. During these periods of time, representatives of the Company occasionally may be required to be directly involved in the farming operations. During the remaining portion of the year, the Company will utilize contract labor, as needed, for cultivation and caring for the Stevia plants. The Stevia plant can be grown as a perennial in warmer climates where there is no killing frost, such as Southern California, and as an annual in colder climates during the summer growing season. The Company intends to employ a farm manager to supervise its farming operations in the future.

  Working Capital Items. The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep overhead at minimum levels. The Company believes that it will be able to obtain adequate inventory to supply its customers in the United States and abroad, on a timely basis, by careful planning and forecasting of demand for its products when available. However, the Company does not currently have working capital available for this purpose.

  Based on the operating expenses for the fiscal year ending in 1996, management believes the current working capital is not sufficient for the fiscal year ending in 1997. The Company is seeking financing or arrangements with business partners. The Company's cash flow during Fiscal 1996 was derived from leasing its facility in Pueblo, Colorado, advances from an affiliate, Biosynergy, Inc., and loans from individuals, including Fred K. Suzuki, President. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Party Transactions."

  Major Customers. The Company did not have sales in Fiscal 1996 and did not acquire any significant customers or contracts during Fiscal 1996.

  Backlogs.  The Company currently does not have a backlog of orders.

  Government Contracts. The Company does not have any portion of its business that may be subject to negotiation or re-negotiation of profits or termination of contracts or sub-contracts at the election of the government.

  Competition.

  Rebaudioside A Sweetener

  Total annual sweetener sales exceed ten billion dollars in the United States. There are two major segments in the sweetener market - caloric sweeteners and non-caloric or substantially non-caloric sweeteners. The caloric sweeteners account for about 88% of all sweetener usage. Within this segment, there are two main product categories: (1) Cane and beet sugar; and (2) Corn sugar such as dextrose, glucose, and high fructose corn syrup. While high fructose corn syrup has different taste characteristics and related formulating requirements, it offers a lower and more stable price than cane and beet sugar. It is now used widely in the soft drink and food processing industries.

  Currently, there are only three approved non-caloric or substantially non-caloric sweeteners on the market in the United States which are potentially
  competitive with rebaudioside A, all of which are synthetic.   They are
  saccharin, cyclamates and aspartame.

  Saccharin is a synthetic sweetener about 300 times sweeter than sugar and is generally deemed to have a pronounced bitter aftertaste. Studies have shown rebaudioside A to have "low off and (low) bitter after tastes," which should permit it to compete with saccharin. Sherwin-Williams is presently the only known U.S. producer of saccharin. In 1977, the FDA deemed saccharin unsafe and promulgated regulations barring its use. In response to consumer and industry pressure, Congress temporarily halted the recall of saccharin, the only non-caloric sweetener in use at the time of their action. It is not known at this time whether saccharin will be eventually removed from the market.

  Aspartame,  which  is  approximately  200  times  sweeter than  sugar,  was developed by G.D. Searle and is believed currently to be produced by the Nutra Sweet Company division of Monsanto, Co. and a limited number of other producers worldwide. Aspartame is considered a synthetic sweetener because it is man-made by the chemical combination of two naturally occurring compounds, aspartic acid and phenylalanine. Aspartame was approved for use by the FDA in some foods in 1974; however, approval was removed in 1975
  pending further investigation.   Concern centered on its content of
  phenylalanine, which cannot be degraded by some individuals having a genetic defect involving phenylalanine metabolism. One child in ten thousand is born with this disease in which phenylalanine must be restricted if the infant is to develop normally. Another concern is with the aspartic acid contained in aspartame, which has been shown to produce brain lesions in newborn infants when administered in high doses. During 1981, the FDA decided that the studies to date were too inconclusive to continue denial of G.D. Searle's petition for FDA approval, and therefore approved aspartame for human consumption.

  Aspartame breaks down and loses sweetness at temperatures in excess of about 105 degrees Celsius. It is not practical, in management's opinion, to use aspartame for certain cooking or food processing applications involving relatively high temperatures. Also, aspartame losses sweetness relatively quickly when added to acidic solutions such as soft drinks. Nevertheless, aspartame sales of 13 million in 1981, 74 million in 1982, 336 million in 1983, 585 million in 1984, and 700 million in 1985 were reported. Sales figures are not available for years after 1985. Management of the Company believes the superior stability characteristics of rebaudioside A and its natural source would allow it to compete with aspartame.

  Acesulfame  K  is a  non-caloric  synthetic  sweetener discovered  in  West

  Germany and has been developed by American Hoechst Corporation. The sweetener is reportedly 130-200 times sweeter than sugar with some bitter aftertaste when used as the sole sweetener in a product. Acesulfame K has good acid and tmperature stability, and safety studies have reported no "ill effects" to date. On July 29, 1988, it was announced that the FDA approved acesulfame K for use as a food additive in the United States. It is marketed under the tradename "Sunette." The sweetener has also been approved for use in the United Kingdom and West Germany. Management of the Company believes the superior taste characteristics of rebaudioside A and its natural source would allow it to compete with acesulfame K.

  Several alternative sweeteners have been under evaluation or development for many years. Only limited information is available to the Company regarding these sweeteners. These include cyclamate (which was barred by the FDA in 1969 and has not been approved based on a 1982 FDA petition submitted by Abbott Laboratories and the Calorie Control Counsel), TalinR; Alitame (L-aspartyl-D-alanyl methyl ester); maltitol; sucralose; neohesperidin dihydrochalcone; L-sugars; polysugar; cholorinated sugar derivaties; glycyrrhizin; monellin; and miraculin. Although most of these sweeteners have been under development for a number of years, no significant technical achievements by a developer have occurred to the knowledge of management of the Company.

  Diterpene Glycoside Flavor Enhancer:

  Currently, only a handful of flavor enhancers are used in the U.S. The most commonly used enhancers include salt (however, the majority of salt use is at higher flavoring levels), monosodium glutamate (MSG), protein hydrolysates, nucleotides (primarily 5' guanylate and 5' inosinate), and the pyrones, maltol and ethyl maltol. Except for the pyrones, these enhancers are used to enhance meat or protein tastes in foods. Maltol and ethyl maltol are used in baked goods, gelatin and dairy product desserts, and beverages to enhance sweetness, to impart a fresh-baked odor to bakery products, and to enhance synthetic berry and citrus fruit flavors.

  In 1967 U.S. sales of flavoring agents and enhancers were approximately $158 million. 1983 U.S. sales of flavor extracts and syrups alone exceeded $4.2 billion. In 1979, 1,610 synthetic and 502 natural food flavoring agents were used in the United States. Information regarding the total U.S. flavor enhancement market is not readily available. However, the Flavor and Extract Manufacturers' Association reported U.S. usage of 284.4 million pounds of MSG, 52,690.5 pounds of ethyl maltol, and 10,405.8 pounds of maltol in 1982. This would correspond to U.S. sales of approximately $251.4 million, $2.47 million, and $0.44 million, respectively, in 1982. More current information regarding the flavor enhancement market is not readily available at this time.

  Management believes that the current direction of the U.S. food industry is utilizing more synthetic flavoring agents, producing more "convenience" foods, and the flavor enhancing characteristics of the DTGs will result in a market for the Company's flavor enhancers. Since mose of the current flavor enhancers in the U.S. market are meat-flavor enhancers, it is anticipated that the DTGs will have relatively little initial competition in their market segment.

  Diterpene Glycoside Raw Material for Plant Hormones:

  It has been estimated that total 1980 plant growth regulator sales were $40 million for the U.S. and $118 million for the world. While information concerning the quantities of GAs used commercially is difficult to obtain, ICI, Ltd. estimated that 12-15 tons were used in 1980. This represents an annual retail market value of approximately $12.9 - $18.2 million. Today Abbott Laboratories (Chemical and Agricultural Products Division) is the only known manufacturer of GAs in the western hemisphere.

  Because of the high costs of GAs, stevioside and/or steviol could be valuable as a raw material for GA production to 1) permit the commercial production of plant GAs which are normally not produced by the GA-producing mold, and which may be more potent for certain agricultural applications than the normal mold GAs; and 2) potentially to serve as a high-yield raw material for gibberellic acid so production costs could be reduced. Either use could expand the current GA market. Management of the Company believes that it is possible to commercialize the DTGs as GA raw material without competition since the Company is not aware of any GA raw materials or precursors used commercially at the present time.

  Stevia leaves:

  The Company intends to grow Stevia leaves primarily as raw material for its other products. Stevia leaves, because of their DTG content, can also be used as sweetening agents and flavor enhancers. Furthermore, the use of Stevia leaves may be preferred in many applications over the use of extracted rebaudioside A or DTGs. For this reason, the Company intends to offer to its customers Stevia leaves for use in flavoring or sweetening herbal teas, tobacco products, and other food products having compatible taste characteristics. There are several trading companies importing Stevia leaves from China, Taiwan, Korea, S.E. Asia and Japan. However, Management believes none of the trading companies have access to the Company's Stevia leaves from its patented plant (See "Proposed Products") or Stevia leaves having a high rebaudioside A content, which is the main factor in grading Stevia leaves. Although imported Stevia leaves may in many instances be less expensive than the Company's Stevia leaves, quality considerations, availability, and lack of trade restrictions will likely make the Company's Stevia leaves more desireable, in management's opinion.

  Potential competitors of the Company have substantially larger resources, technical staffs, managing capabilities and sales and service organizations than the Company. Despite the Company's patents and other proprietary protection with respect to certain of its products and processes, the achievement by any competitor of a substantial technological advance in similar products or processes and the successful marketing of such products could cause a severe reduction in the pricing and in residual values of the proposed products of the Company.

  Research and Development. The Company currently is not conducting any research and development directed to developing its proposed products due to lack of funding. Previous research was directed to the development of improved methods of extracting and purifying rebaudioside A from Stevia leaf material, improve growing techniques, and research required for the processing facility in Pueblo, Colorado, including quality control procedures. The amount expensed as research and development costs during the fiscal years ending April 30, 1994, 1995 and 1996 were primarily for overhead expenses, and not for research and development conducted for any particular purpose. There were no amounts spent during the fiscal years ending in 1994, 1995 and 1996 on consumer-sponsored research activities relating to the development of new products, services, or techniques, or the improvement thereof.

  Government Regulation. The Company is subject to stringent government regulation regarding the conduct of certain portions of its business. Products of the Company which are to be used as food additives in the United States are subject to a pre-clearance process and regulation by the FDA or other governmental authorities. The Company has not submitted a food additive petition to the FDA for its rebaudioside A sweetener, its DTG flavor enhancers, or any other products, and it has not yet initiated complete toxicity testing of these materials, which takes approximately three years to complete and is required in connection with the submission of such petition. There can be no assurance that the results of the toxicity studies will be favorable.

  Prior to FDA approval of the Company's sweetener and by products as food additives, the Company intends to distribute its sweetener and flavor enhancers in the United States as dietary supplements and ingredients for products which use is not subject to the food additive petition process. In this regard, the Company may be required to register with the FDA as a cosmetic ingredient manufacturer once marketing of its products for use in oral hygiene products commences. Under the registration, the Company will be subject to certain guidelines for conformance with good manufacturing practices and certain record-keeping requirements. The Company also intends to market its products in foreign countries; however, the Company is subject to government regulation in foreign countries which regulate the use of food additives. To the best of management's knowledge, Stevia sweeteners and other products are authorized for use only in Japan, Brazil, Argentina and Paraguay.

  Enviornmental Protection Expenditures. The Company's operations are not currently subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, nor has there been or is there expected to be any capital expenditures made to comply with such laws during the next fiscal year.

  Employees. The Company presently employs two individuals on a part-time basis, including a receptionist and bookkeeper, who are also employed by Biosynergy, Inc., an affiliate. The President and Chairman of the Board provides his services at no cost to the Company. The Secretary and Corporate Counsel provides legal services on a fee for service basis. Operation and maintenance of farming and propagation sites, when in operation, are conducted by independent contractors who are paid on an hourly basis. The Company intends to hire a Chief Engineer/Plant Manager, farm manager, and production workers for its farming operations and processing facility when such facility is complete. See "Proposed Manufacturing and Farming Operations."

  Financial Information About Foreign and Domestic Operations and Export Sales. The Company did not sell any of its proposed products in foreign markets during the fiscal year ending April 30, 1996. See "Proposed Marketing and Distribution."

  Item 2.  Description of Property.

  The executive offices and research and development facilities of the Company are located at 1940 East Devon, Elk Grove Village, Illinois 60007.

  The Company sub-leases a portion of these premises from an affiliate company, Biosynergy, Inc., under a master lease which expires January 31, 2001. The entire facility consists of 10,400 feet, fifteen percent of which is utilized by the Company. A small amount of equipment, Stevia leaves and Stevia seeds are currently stored at the Company's Elk Grove Village, Illinois facility.

  Although the Company does not have farming or propagation sites for seeds, seedlings, and Stevia leaves, management believes that in the event it becomes necessary, land, greenhousing and storage facilities on a rental or purchase basis will be available. If necessary, the Company intends to contract with independent farmers to supply Stevia leaves, if needed. See "Proposed Manufacturing and Farming Operations."

  The Company owns 25 acres of land located in the Pueblo, Colorado Memorial Airport Facility. The Company constructed a 16,800 sq.ft. building on the site, completed in March, 1985, to house its proposed processing facility. This building is leased to a non-affiliate of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Except as noted above with regard to potential farming operations, the Company's facilities are sufficient for the contemplated operations.

  Item 3.  Legal Proceedings.

  There is no material litigation threatened or pending against the Company or any of its properties.

  Item 4.  Submission of Matters to a Vote of Security Holders.
  None.

                                 Part II

 Item 5.   Market  for  Registrant's Common  Stock  and Related  Shareholder
           Matters.

  Market Information.

  The Company's Common Stock is traded in the over-the-counter market, however, there is no established trading market due to limited and sporadic trades. The Company's common stock is not quoted on any recognized exchange or market. The Company's common stock prices are quoted in the Stock Section of the National Daily Quotation Service ("Pink Sheets").
  These quotations do not necessarily reflect actual transactions nor represent the actual value or trading price of the Company's common stock. Additional information is also available from broker-dealers trading such common stock. Price information for Fiscal 1995 and 1996 was not available.

  Holders.

  As of April 30, 1996, there were approximately 800 holders of record of the Company's Common Stock.

  Dividends.

  The Company has never declared any dividends. The Company does not intend to declare and pay any dividends until such time as the Company attains a profitable status and has provided for all of its capital requirements.

  Item 6.  Selected Financial Data.

  Below is selected financial data for the fiscal years ending April 30, 1996, 1995, 1994, 1993, and 1992.

              Fiscal       Fiscal       Fiscal       Fiscal      Fiscal
              Year         Year         Year         Year        Year
              Ended        Ended        Ended        Ended       Ended
              April 30,    April 30,    April 30,    April 30,   April 30,
              1996         1995         1994         1993        1992
              _________    _________    _________    _________   __________
              Unaudited(1) Unaudited(1) Unaudited(1) Unaudited(1)Unaudited(1)
                           (C>
  Net Sales         -            -         $  4,127      $17,200    $  7,084
  Loss From
  Operations  ($ 33,519)   (  55,831)(3) ($118,910)(2) ($51,569)  ($ 74,165)
  Loss From
  Operation
  per Common
  Share       ($   .001)   ($   .002)    ($   .004)  ($   .001)   ($   .002)
 Total Assets  $617,423     $629,582      $667,991    $720,491     $730,164
 Long-Term
  Obligations      -             -            -            -            264
 Shareholders
 Equity       $108,597    $142,116       $197,947     $316,857     $368,426
 Cash Dividends
  declared per
  share          NONE        NONE           NONE         NONE         NONE
 _______________

  (1) The Company's financial statements for the fiscal year ending April 30, 1992, 1993, 1994, 1995 and 1996 have not been audited pursuant to Rule 210.3-11 of Regulation S-X promulgated under the Securities Exchange Act of 1934. See "Financial Statements and Supplementary Data."

  (2) The loss from operations for Fiscal 1994 includes a loss of $33,789 due
  to  the  sale and  abandonment of  certain  inventory and  equipment.   See
  "Financial Statements and Supplementary Data."

  (3) The loss from operations for Fiscal  1995 includes a loss of $9,500 due
  to  the  sale  of  certain   equipment.    See  "Financial  Statements  and
  Supplementary Data."

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Net Sales/Net Revenues

  The Company had no sales of any products during Fiscal 1995 or 1996, but had sales of $4,127 of rebaudioside A for experimental purposes and use in products not regulated by the FDA during fiscal years ending April 30, 1994. The Company did not produce rebaudioside A, or other products, on a commercial basis during the fiscal year ending April 30, 1994, 1995 or 1996. See "Proposed Manufacturing and Farming Operations."

  The Company also realized other income primarily as a result of leasing its production facility in Pueblo, Colorado to an unaffiliated third parties during fiscal years ending April 30, 1994, 1995 and 1996. On September 1, 1993, the Company entered into a three-year lease for its Pueblo facility with an unaffiliated party. The lease provides for two one-year options and rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. See "Liquidity and Capital Resources". The remaining miscellaneous income was due to prior period adjustments and write off of certain accounts payable.

  Costs and Expenses

  The overall operating expenses of the Company decreased during Fiscal 1996 as compared to Fiscal 1995 by $3,449, and decreased by $29,252 as compared to the fiscal year ending April 30, 1994. The decrease in operating expenses was primarily a result of a reduction in common expenses allocated to the Company for employees, supplies and the facilities in Elk Grove Village, Illinois because of the Company's continued slow down in operations. See "Liabilities" below. The Company also had certain extraordinary expenses in Fiscal 1994 related to leasing its Pueblo, Colorado facility and the settlement of a lawsuit. The Company has limited expenditures to only those necessary to maintain the Company. Most of the current expenses are overhead and administrative items.

  Loss on Sale of Equipment.

  Due to the need for working capital, the Company sold a portion of the equipment purchased for use in its sweetener production facility for $8,000 in Fiscal 1995. The proceeds were used primarily to retire debt. The Company realized a loss of $9,500 on this transaction.

  Loss on Sale and Abandonment of Inventory and Equipment.

  In connection with the Company entering into a three-year lease for the Pueblo facility with an affiliated third party, the Company had to remove all of its inventory and equipment being stored in this facility. Since the Company was not in a financial position to rent a storage facility, it moved as much of this inventory and equipment as possible to its Elk Grove Village, Illinois location. The remainder of the inventory had to be abandoned and a portion of the equipment was sold. As a result, the Company incurred a net loss of $33,789 on sale and abandonment of inventory and equipment during the fiscal year ending April 30, 1994.

  Net Loss
  --------
  The Company's net loss was $33,519 for the fiscal year ending in 1996 as compared to $118,910 in Fiscal 1994 and $55,831 in Fiscal 1995. Included in the net loss for Fiscal 1994 is a loss of $33,789 due to the sale of abandonment of inventory and equipment and for Fiscal 1995 a loss of $9,500 due to the sale of equipment. In Fiscal 1996, the Company realized increased rental revenues which contributed to an improved bottom line. Otherwise, the losses for the last three fiscal years are substantially the same. See also "Costs and Expenses" and "Net Sales/Net Revenues" above. The Company will continue to have net operating losses until such time as it commences operations. See "General Development of Business" and "Proposed Manufacturing and Farming Operations."

  As of  April 30, 1996,  the Company has  net tax operating  loss carryovers
  aggregating $2,993,509.   There  is no provision  for income  taxes in  the

  Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 12 to the Financial Statements for the year ending April 30, 1996. See "Financial Statements."


                            ASSETS/LIABILITIES
                            __________________


  Assets.
  ------
  The assets of the Company, excepting the sale and abandonment of equipment and inventory, have not materially changed during the past three years. It is not anticipated that the assets of the Company will materially change until such time as the Company obtains financing to commence its proposed operations, provided, there can be no assurance the Company will not be required to sell its assets to obtain funds to insure its viability. See also "Liquidity and Capital Resources."

  Liabilities.
  -----------
  With the exception of an increase in the amount of due to affiliated companies and accounts payable, there has been substantially no material change in the liabilities of the Company during the past three years.

  The amounts due to affiliates at April  30, 1996 include $70,412 payable to
  F. K. Suzuki International, Inc. ("FKSI") and $258,772 payable to Biosynergy, Inc. ("Biosynergy"). The amount due to FKSI represents amounts payable under an irrevocable exclusive licensing agreement with FKSI for the license of certain technology, including the rebaudioside A patent and Stevia leaf technology. The Company was originally obligated to pay $75,000 per year to FKSI in exchange for this license. Effective May 1, 1988, this agreement was amended to provide that the Company will pay royalties in the amount of 3% of revenues derived from the licensed technology in lieu of the fee of $75,000 per calendar year. See "Footnote 11 to the Financial Statements."

  The Company and an affiliate, Biosynergy, Inc., share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of April 30, 1996 was $258,772, as compared to a payable of $237,597 at April 30, 1995. The amounts due to Biosynergy reflect on-going transactions in the ordinary course of business and do not represent any extraordinary transactions. Expenses include rent, salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company believes it is more ecnonmical to share these expenses with Biosynergy, and will likely continue to do so in the near future.

  As of April 30, 1995 and 1996, the Company had accrued, but not paid, $124,524, of executive compensation payable to four individuals. These individuals agreed to defer a portion of their salaries to improve the Company's cash flow during 1987, 1988 and 1989.

  Assets/Liability Ratio.
  ----------------------
  The ratio of current assets to current liabilities (.07 to 1) is unacceptable in light of the Company's resource requirements. The Company's current assets consist primarily of inventories. It is unknown how much inventory the Company can sell, if any. Furthermore, the Company is not currently producing additional inventory and therefore there can be no assurance of any long-term sales. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for sale or use in its initial processing operations, a small quantity of rebaudioside A, and seeds for growing additional leaves. See "Liquidity and Capital Resources" below.

  Liquidity and Capital Resources.
  -------------------------------
  The Company's working capital decreased during the fiscal year ending April 30, 1996, due primarily to the net losses of the Company. The Company presently does not have, nor does it anticipate obtaining in the near future, a working line of credit.

  The Company's ability to generate cash adequate to meet its future needs depends upon revenues from operations and obtaining financing. See "General Development of Business" and "Proposed Manufacturing and Farming Operations." If the Company is unable to obtain financing, it will make additional adjustments to curtail operations and will seek alternatives, such as licensing its technology and seeking business partners for business combinations.

  On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo, Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. The proceeds from leasing such facility are used primarily to offset expenses of the Company. However, the cash flow from leasing the facility in Pueblo does not cover all of the expenses of the Company, and furthermore, there can be no assurance the Company will be able to continue leasing its facility. In this regard, the lessee of the facility has indicated its intent to exercise its option to extend the lease. However, the lessee is currently in default under the lease and the Company may have to terminate the lease or reject the lessee's exercise of its option to extend the lease if such default is not cured in a timely manner.

  On October 10, 1994, Fred K. Suzuki, President of the Company, loaned $5,000 and Laurence C. Mead, Vice President - Manufacturing of Biosynergy, Inc., an affiliate, loaned $3,000 to the Company for payment of real estate taxes on the Company's Pueblo, Colorado facility. Both loans provided for interest of 11.5% per annum. The balance on Mr. Suzuki's loan at April 30, 1995 was $2,986 and the balance of Mr. Mead's loan at April 30, 1995 was $1,792. Both loans were repaid prior to April 30, 1996.

  On October 18, 1995, Fred K. Suzuki and Laurence C. Mead both loaned $1,000 to the Company. The proceeds from these loans were used to pay real estate taxes on the Company Pueblo, Colorado facility. Both loans provided for interest at 11.5% per annum and were repaid prior to April 30, 1996.

  There can be no assurance that Fred K. Suzuki or Laurence C. Mead will make additional loans to the Company. There has been no independent analysis of the fair market value of the interest on the loans made to the Company by Mr. Suzuki and Mr. Mead.

  In addition to the liquid assets of the Company as otherwise discussed herein, the Company also owns 1,900,000 shares of the common stock of Bioysnergy, Inc., an affiliate. Biosynergy, Inc.'s common stock is traded over-the-counter and the stock prices are reported on the "pink sheets." The bid price at April 30, 1995 was estimated to be $.01 per share. Although the Company is free to sell Biosynergy, Inc.'s common stock subject only to quantity restrictions under Rule 144, there are no current plans to sell such common stock.

  Item 8.  Financial Statements and Supplementary Data.

  The information required by this item is set forth at pages F-1 to F-13. The Company's financial statements for the fiscal years ending April 30, 1994, 1995 and 1996 have not been audited pursuant to Rule 210.3-11 of Regulation S-X promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity is defined as an entity having gross receipts from all sources and expenditures for all purposes not in excess of
  $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock, had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by an exchange or governmental authority having jurisdiction. In the opinion of management, the Company met the criteria of an inactive entity for the fiscal years ending April 30, 1994, 1995 and 1996.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

  The information contained in Items 10, 11, 12, and 13 is the same information to be included in the Registrant's definitive proxy statement, if any, to be filed with the Commission, and is included herein for convenience only.

  Item 10.  Directors and Executive Officers of the Registrant.

  The executive officers and directors of the Company are:

                               Positions
                               currently                 Served in
  Name                  Age    with the Company          Office Since
  ______                ___    ___________________       ______________

  Fred K. Suzuki (1)    66     Chairman of the Board      November, 1976
                               of Directors, President    June, 1991
                               and Treasurer

  Lauane C. Addis (1)   40     Corporate Counsel,         February, 1984
                               Secretary and              June, 1991

                               Director                   February, 1987
  James F. Schembri     61     Director                   May, 1992
  ________________

  (1) Mr. Addis resigned as President, Chief Executive Officer, Treasurer, and Chief Financial Officer effective June 30, 1991. At that time, Mr. Suzuki was named President and Treasurer. Mr. Addis was named Secretary of the Company effective June 30, 1991.

  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be elected as a director or officer.

  The term of office for the members of the Board of Directors extends to the next regular meeting of the shareholders and until their successors are duly elected, or until they resign. The term of office for the officers of the Company extends until they resign, are not re-elected by the Board of Directors, or otherwise replaced by the Board of the Directors of the Company.

  Business Experience.
  -------------------

  Certain information regarding the business experience of the directors, officers, significant employees, and consultants of the Company is set forth below:

  Fred K. Suzuki, Chairman of the Board of Directors, President and Treasurer. Mr. Suzuki is founder of the Company and has served as Chairman of the Board of Directors since the Company's inception. Mr. Suzuki served as President of the Company since its inception in 1976 to February 1983, and as Chief Executive Officer from the Company's inception until November 1983. Mr. Suzuki was again elected President and Treasurer of the Company effective June 30, 1991. Mr. Suzuki is also President and Chairman of the Board of DIrectors of F.K. Suzuki International, Inc. ("FKSI"), parent of the Company, President, Treasurer and Chairman of the Board of Directors of Biosynergy, Inc. ("BSI"), and President and Chairman of the Board of Directors of Medlab, Inc. ("Medlab"), and Suzuki International, Inc. ("SI"), affiliates of the Company. FKSI is a holding Company of Medlab, BSI and the Company. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. BSI is in the business of developing, manufacturing, and marketing disposable thermographic and thermometric devices utilizing cholesteric liquid crystal technology. SI is a marketing company owned solely by Mr. Suzuki. Mr. Suzuki has developed several patents or patents pending for clinical instruments and licensed them to unaffiliated corporations. Theses patents, patents pending, and devices do not inure in any way to the benefit of the Company. Mr. Suzuki holds four patents in the area of liquid crystal chemistry. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

  Lauane  C. Addis,  Corporate Counsel,  Secretary and  Director.   Mr. Addis
  served as President and CEO of the Company from March, 1987 to June 30, 1991. From February 1984 to March 1987, Mr. Addis served as Vice President-Finance and from October 1985 to March 1987, he served as Secretary. Mr. Addis resigned as the Company's President, Chief Executive Officer, Treasurer and Chief Financial Officer effective June 30, 1991. Mr. Addis is Corporate counsel, secretary and a director of BSI, and an officer and
  director  of FKSI, affiliate of the Company.   Mr. Addis is a member of the
  law firm of  Katz, Karacic, Helmin &  Addis, P.C., Chicago, Illinois.   Mr.
  Addis graduated from Andrews University with a B.A. in History and Business
  Administration in June 1978.   He received his Degree of  Juris Doctor from
  Baylor  University in  1981 and his  Masters of  Laws in taxation  from the
  University  of Denver in 1982.   Mr. Addis is a  member of the Colorado Bar
  Association, the Illinois Bar Association and the Texas Bar Association.

  James F. Schembri, Director. Mr. Schembri was elected to the Board of Directors on May 29, 1992. Mr. Schembri is the founder and has been President for 25 years of a manufacturers representative firm, Automatic Controls Company, located in Detroit, Michigan, with offices in Cleveland and Cincinnati, Ohio, and Louisville, Kentucky. Automatic Controls Company is engaged in the Marketing of industrial process controls. Mr. Schembri is one of the founders and President of Fenton Systems, of Burton, Michigan. Fenton Systems is a systems integrator in the materials handling field. Mr. Schembri serves as Chief Financial Officer for both Fenton Systems and Automatic Controls Company. In addition to these activities, Mr. Schembri is also founder and President of Wickfield Leasing Company which leases automoblies and office equipment. Mr. Schembri is also the Vice President and Chief Financial Officer of Midwest Valve Services. Mr. Schembri is a director of Biosynergy, Inc., an affiliate of the Company, Automatic Controls, Fenton Systems, Wickfield Leasing Company, and Midwest Valve Services. Mr. Schembri received his bachelor of Science Degree in Mechanical Engineering from University of Detroit in June, 1957.

  Family Relationships.
  --------------------

  Lauane C. Addis is the son-in-law of Fred K. Suzuki.

  Involvement in Certain Legal Proceedings.
  ----------------------------------------

  There are no legal proceedings involving any of the officers or directors, or persons nominated to become a director or executive officer of the Company, which are material to an evaluation of the ability or integrity of same.

  Item 11.  Executive Compensation.

  The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 1996, 1995 and 1994 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salary and bonus for such fiscal years exceeding $100,000.

                             Summary Compensation Table
                             __________________________
                                                       Long Term
                  Annual Compensation                  Compensation
                  ___________________                  ____________
                                                       Award
                                                       _____
Name and                            Other
Principal                           Annual                     All Other
Position        Year   Salary Bonus  Compensation(1) Options(#) Compensation
- --------------  ------ ------ ----- ------------    ---------- --------------
Fred K. Suzuki   1996    0      -         -              -       $  954 (2)
 President,      1995    0      -         -              -       $1,145 (2)
 Chairman of     1994    0      -         -              -       $1,027 (2)
 the Board and
Chief Executive
 Officer
_______________

  (1) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus.

  (2) Fred K. Suzuki received interest, accrued and paid, aggregating $954.00, $1,145.00, and $1,027.00 during Fiscal 1994, 1995 and 1996,
  -------   ---------        ---------
  respectively, due to loans made by Mr. Suzuki to the Company. See "Financial Statements and Supplementary Data."

  All the officers and directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. The directors of the Company are not compensated in their capacity as directors. See, however, "Certain Relationships and Related Party Transactions."

  The Company does not have any pension or profit-sharing plans in effect for the benefit of its employees, including its officers and directors. Such plans may be adopted in the future if deemed in the best interests of the Company by its Board of Directors.

  Stock Options.

  The Company's Shareholders adopted a Special Incentive Plan (SIP) for personnel of the Company during the fiscal year ending April 30, 1984 pursuant to which certain key individual performers could be granted stock options and/or stock appreciation rights. Employees, officers, directors, and consultants of the Company are eligible under the SIP based upon their successful achievement of specific goals and upon other relevant factors, as determined by the Company's Board of Directors.

  As of April 30, 1996, options and appreciation rights were granted to 5 directors, officers, employees, and consultants of the Company representing a total of 240,000 shares of the company's common stock. The exercise price is $.0625 for all 240,000 shares. An aggregate of 400,000 shares of the Company's Common Stock were reserved for issuance under the SIP. These shares are made available for purchase to option holders at the fair-market-value, if any, of the Company's Common Stock on the date such option or appreciation rights are granted. If the fair-market value of the Company's Common Stock cannot be determined, the exercise price will be determined by the Company's Board of Directors on the date of the granting of the options or appreciation rights. As permitted in the plan, the Board of Directors extended the period for granting options and appreciation rights from February 23, 1987 to December 31, 1989. No further action has been taken to extend the term of the plan.

  No options were granted to the Chief Executive Officer and the Company's four other most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus for fiscal year 1994 exceeded $100,000, and such officers did not exercise any options during fiscal year 1996. The following table sets forth the aggregate value as of April 30, 1996 of unexercised options held by the President of the Company.

                     Aggregated Option Exercises in Last Fiscal Year
                             and Fiscal Year-End Option Values
                     ________________________________________________

                                          Number of      Value of
                                          Unexercised    Unexercised
                                          Options at     in-the-Money
            Shares                        Fiscal Year    Options at
            Acquired                      End (#)        Fiscal Year End
            on               Value        Exercisable/   Exercisable/
  Name      Exercise (#)  Realized ($)    Unexercisable  Unexercisable
  ____      ____________  ____________    _____________  _____________
  Fred K.
  Suzuki,        -             -            100,000/0 (1)      $0/0
  President
  and            -             -          1,499,994/0 (2)      $0/0
  Chairman
  of the         -             -          1,448,917/0 (3)      $0/0
  Board
  _______________

  (1) The SIP option is exercisable to the extent of 100% of the shares subject to the option. The SIP incentative agreement for Mr. Suzuki was granted on October 14, 1988. The market value of the Company's common stock on that date was $.0625 per share.

  (2) On November 1, 1989, the Company's Secretary and Corporate Counsel, Lauane C. Addis, and President, Fred K. Suzuki, agreed to forego their salary in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month they were not paid salary at an option price of $.025 per share. The market value of the Company's common stock on November 1, 1989 was less than $.025 per share. These options are exercisable at any time after November 1, 1989, and until one year after Mr. Addis and Mr. Suzuki, respectively, receive all of their deferred compensation due October 31, 1989, their salary is reinstated, or they are no longer employed by the Company, whichever is latter. The option provides for adjustments to prevent dilution in the event of capital reorganizations. Effective April 30, 1991, Mr. Addis and Mr. Suzuki agreed to discontinue the accrual of these options. At April 30, 1996, a total of 2,999,988 shares were subject to this option.

  (3) On November 1, 1989, Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. The market value of the Company's common stock on November 1, 1989 was less than $.025 per share. This conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. This option provides for adjustments to prevent dilution in the event of capital reorganization. At April 30, 1996, a total of 1,448,917 shares have been reserved for Mr. Suzuki's option.

  Compensation Committee. The Company does not have a Compensation Committee of its Board of Directors. The Board of Directors makes all decisions concerning executive officers compensation including, but not limited to, the granting of options to acquire common stock of the Company. The President of the Company, Fred K. Suzuki, has the sole authority, as granted by the Board of Directors, to make compensation decisions for other employees of the Company.

  Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following Table sets forth, as of April 30, 1996, certain information with respect to Common Stock Ownership by the Company's directors, certain affiliates of the Company, all officers and directors of the Company as a group, and all persons known to the Company who beneficially own in excess of 5% of the Company's Common Stock. Unless otherwise indicated, all of the following persons have sole voting and investment power with respect to the Shares they beneficially own.

  Name and Address
  (if appropriate)          Number of    Percent of       Relationship
  of Beneficial Owner       Shares       Class            to Company
  ___________________       _________    __________       _____________
  F.K. Suzuki
   International, Inc.      17,978,488     55.84%          Owner in
  1940 E. Devon Avenue                                     excess of 5%
  Elk Grove Village, IL                                    of the Company's
   60007  (1,2)                                            Common Stock/
                                                           Affiliate

  Biosynergy, Inc.             130,403       .41%          Affiliate
  1940 E. Devon Avenue
  Elk Grove Village, IL 60007
  (1,2)

  Fred K. Suzuki            18,108,891     56.25%          Beneficial
  710 S. Kennicott Ave.                                    owner in
  Arlington Heights, IL                                    excess of 5%/
   60005 (1,2)                                             Chairman of
                                                           the Board of
                                                           Directors,
                                                           President and
                                                           Treasurer

  Lauane C.  Addis           17,989,504      55.87%        Beneficial Owner
  in 1819 Orleans Circle                                   excess of 5%/
  Elk Grove Village, IL                                    Corporate Counsel,
   60007 (3)                                               Secretary
                                                           and Director

  James F. Schembri             75,250       .23%          Director
   19115 W. Eight Mile Rd.
   Detroit, MI 48219

  All Directors and
    Officers
    as a group
    (3 individuals) (4)     18,195,157     56.51%         -------------

 ___________________________________________________________________________

 (1) Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 35.6% of the outstanding Common Stock of FKSI. Mr. Suzuki is also President, Treasurer and a director of Biosynergy, Inc., of which FKSI owns 18.81% of the outstanding Common Stock of Biosynergy, Inc.

 (2) Mr. Suzuki personally holds of record no Shares of the Company's Common Stock but is deemed to be beneficial owner, by reason of voting and disposition control, of 18,108,891 shares, which includes 17,978,488 shares of the Company owned by FKSI, of which Mr. Suzuki is President and a controlling shareholder, and 130,403 shares owned by Biosynergy, Inc., of which Mr. Suzuki is President and F.K. Suzuki International, Inc. is a 18.81% shareholder. See also, "Stock Options" above.

 (3) In addition to the 11,016 shares directly owned by Mr. Addis, Mr. Addis owns 32.7% of the outstanding common stock of FKSI. FKSI currently beneficually owns 17,978,488 shares or 55.84% of the Company's Common Stock, and therefore Mr. Addis is deemed to be beneficial owner, by reason of dispositive and voting control, of 17,989,504 shares of the Company's Common Stock. See also, "Stock Options" above.

 (4) Does not include 200,000 shares which may be acquired through the exercise of Stock Incentive Plan Stock Options, and up to 4,448,905 shares which may be acquired by Mr. Suzuki and Mr. Addis upon exericse of certain options granted in lieu of salaries. See "Stock Options" above.

 Changes in Control.

 The Company does not know of any arrangements, the operations of which may at a subsequent date result in a change in control in the Company, nor has a change in the control of the Company occurred during the last fiscal year. See, however, "Stock Options" above.

 Item 13.  Certain Relationships and Related Transactions.

 The Company and Biosynergy, Inc. ("BSI"), an affiliate of the Company, share office space. The companies account to each other and charge for shared office expenses on an on-going basis resulting in net payables of $237,597 at April 30, 1995 and $258,360 at April 30, 1996. It is believed by management that by sharing common areas and office space with BSI, expenses will be reduced, and kept at a minimum. It is anticipated that the Company will continue to share office space and common expenses with BSI in the near future. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations."

 On November 1, 1989, Lauane C. Addis and Fred K. Suzuki agreed to forego their salary in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month they were not paid salary at an option price of $.025 per share. Mr. Addis and Mr. Suzuki agreed to discontinue the accrual of these options as of April 30, 1991. In addition to the above, Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation aggregating $36,223 into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. See "Stock Options" above.

 Lauane C. Addis, and other members of the law firm of Katz, Karacic, Helmin & Addis, P.C., perform legal services from time to time for the Company, including the preparation and filing of this Report, on a fee for service basis. During Fiscal 1996, such fees totaled $3,337. Mr. Addis is an officer, director and major shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of

 Directors.   See "Directors and  Executive Officers of the  Registrant" and
 "Security Ownership of Certain Beneficial Owners and Management."

 On June 1, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. This loan is due on demand and provides for interest of 10% per annum. The costs of the lawsuit were shared equally by the Company, Mr. Suzuki, Biosynergy, Inc. and F.K. Suzuki International, Inc. On October 10, 1994, Mr. Suzuki loaned $5,000 and Laurence C. Mead, Vice President - Manufacturing of Biosynergy, Inc., loaned $3,000 to the Company for payment of real estate taxes on the Pueblo, Colorado facility. These loans provided for interest at 11.5% per annum and were repaid during Fiscal 1996. October 18, 1995, Mr. Suzuki and Mr. Mead each loaned $1,000 to the Company for payment of real estate taxes. These loans provided for interest at 11.5% per annum and were repaid prior to April 30, 1996. See "Financial Statements and Supplementary Data."

 Except with regard to the above, there were no other transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of the major shareholders, officers or directors of the Company.

                                   Part IV

 Item 14.  Exhibits, Financial Statement, Schedules and Reports on Form 8K.

 The following financial statements, schedules and exhibits are filed as a part of this report:

 (a) (1) Financial Statements:

 Balance Sheets as of April 30, 1995 and 1996.

 Statements of Operations for the fiscal years ending April 30, 1994, 1995 and 1996.

 Statements of Shareholders' Equity (Deficit) for fiscal years ending April 30, 1994, 1995 and 1996.

 Statements of Cash Flows for the fiscal years ending April 30, 1994, 1995 and 1996.

 Notes to Financial Statements.

 (a)(2) List of Financial Statement Schedules:

 The following financial schedules for the fiscal years ended April 30, 1996, 1995 and 1994 are submitted herewith:

 Schedule I - Marketable Securities - Other Investments - P. S-1.

 Schedule V - Property, Plant and Equipment - P. S-2.

 Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment - P. S-3.

 Schedule XI - Real Estate and Accumulated Depreciation - P. S-4.

 Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10K except for those otherwise shown on the financial statements or notes thereto contained in this report.

 (b) Reports on Form 8K. No reports on Form 8K have been filed during the last quarter of the period covered by this report.

 (c) The Following Exhibits are Filed as a Part of this Report:

 3. (a) Articles of Incorporation. (1)
    (b) Bylaws. (2)

 4.  Instruments  Defining   the  Rights  of  Security   Holders,  Including
 Indentures. N/A

 9. Voting Trust Agreement. N/A

 10. Material Contracts.

     (a) Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Fred K. Suzuki, effective November 1, 1989.(3)

     (b) Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Lauane C. Addis, effective November 1, 1989.(3)

     (c) Amendment to Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Fred K. Suzuki, effective April 1, 1991.(4)

     (d) Amendment to Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Lauane C. Addis, effective April 1, 1991.(4)

     (e) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc.(5)

     (f) Promissory Note dated July 1, 1993 payable to Fred K. Suzuki in the amount of $7,587.75.(5)

     (g) Installment Promissory Note dated November 17, 1993, payable to Fred K. Suzuki in the amount of $8,000.(5)

     (h) Installment Promissory Note dated October 10, 1994, payable to Fred K. Suzuki in the amount of $5,000.(6)

     (i) Installment Promissory Note dated October 10, 1994, payable to Laurence C. Mead in the amount of $3,000.(6)

     (j) Installment Promissory Note dated October 18, 1995, payable to Fred K. Suzuki in the amount of $1,000. P. E-1

     (k) Installment Promissory Note dated October 18, 1995, payable to Laurence C. Mead in the amount of $1,000. P. E-3

 11.  Statements Regarding Computation of Earnings Per Share.  N/A

 12.  Statements Regarding Computation of Ratios.  N/A

 13.  Annual Report to Secuirty Shareholders.  N/A

 16.  Letter Regarding Change in Certifying Accountants - N/A

 18.  Letter Regardiing Changes in Accounting Principals.  N/A

 19.  Previously Unfiled Documents.  None

 22.  Subsidiaries of Registrant.  N/A

 23.   Published  Report Regarding  Matters  Submitted to  Vote of  Security
 Holders.  N/A

 24.  Consent of Experts in Counsel - None.

 25.  Power of Attorney.  N/A

 27.  Financial Data Schedule . P. E-5.

 28.  Additional Exhibits.  N/A

 29. Information From Reports Furnished to State Insurance Regulatory Agencies. N/A
 _______________
[FN]
 (1) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-87364C, under the Securities Act of 1933, as amended, and incorporated by reference, to the extent of Articles of Amendment, to Form 10K for Fiscal Year ending April 30, 1986 filed with the Securities and Exchange Commission.

 (2) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1987 filed with the Securities and Exchange Commission.

 (3) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1990 filed with the Securities and Exchange Commission.

 (4) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1991 filed with the Securities and Exchange Commission.

 (5) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1994 filed with the Securities and Exchange Commission.

 (6) Incorporated by reference to Form 10K for Fiscal year ending April 30, 1995 filed with the Securities and Exchange Commission.

                                   SIGNATURES
                                   __________

 Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 REGISTRANT:  STEVIA COMPANY, INC.



 /s/ FRED K. SUZUKI /s/                  August 9, 1996
 __________________________________      ______________________
 Fred K. Suzuki, President               Date

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated.


 /s/ FRED K. SUZUKI /s/                  August 9, 1996
 ___________________________________     __________________________
 Fred K. Suzuki,                         Date
 Chairman of the Board of Directors,
 President, Treasurer and Chief
 Accounting Officer


 /s/ LAUANE C. ADDIS /s/                 August 9, 1996
 ___________________________________     __________________________
 Lauane C. Addis, Corporate Counsel,     Date
 Secretary and Director

                             STEVIA COMPANY, INC.





                             FINANCIAL STATEMENTS












                FOR THE YEARS ENDED APRIL 30, 1996, 1995, AND 1994

 Board of Directors and Shareholders
 Stevia Company, Inc.
 Elk Grove Village, Illinois


      The accompanying balance sheets of STEVIA COMPANY, INC. at April 30, 1996, 1995 and 1994 and the related statements of operations, shareholders' equity and cash flows for the fiscal years ended April 30, 1996, 1995 and 1994 were not audited pursuant to Rule 210.3-11 promulgated under the Securities Exchange Act of 1934; however, the financial statements for the fiscal years ending April 30, 1996, 1995 and 1994 reflect all adjustments (consisting only of normal reoccuring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.





                                          STEVIA COMPANY, INC.


  August 8, 1996

                             STEVIA COMPANY, INC.

                                BALANCE SHEET
                                                       April 30,
                                               ________________________
                                                  1995            1996
                                               _________      _________
                                               Unaudited (14) Unaudited (14)
                                               _________      _________

                                    ASSETS

  CURRENT ASSETS
    Cash                                           1,479           1,431
    Accounts Receivable                             -              7,339
    Inventories                                   28,132          26,729
    Prepaid Expenses                                   9               5
                                               _________       _________
      Total Current Assets                        29,620          35,504
                                               _________       _________

  PROPERTY AND EQUIPMENT (Notes 3 and 4)
    Land                                           1,127           1,127
    Furniture and Equipment                       44,750          44,750
    Building                                     483,200         483,200
    Idle Facilities and Equipment                121,728         121,728
                                                 _________      _________
                                                 650,805         650,805
      Less:  Accumulated Depreciation             67,079          83,562
                                                 _________      _________
                                                 583,726         567,243
                                                 _________      _________

  OTHER ASSETS
    Investment in Affiliated Company (Note 5)        -               -
    Patents, Net of Accumulated Amortization      16,236          14,675
                                                 _________      _________
                                                  16,236          14,675
                                                 _________      _________
                                                 629,582         617,423
                                                 =========      =========


  The accompanying notes are an integral part of the financial statements.

                                                        April 30,
                                                ________________________
                                                  1995            1996
                                                _________      _________
                                               Unaudited(14)  Unaudited(14)
                                                _________      _________

                         LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                                26,520          33,268
    Notes Payable Officer (Notes 5 and 7)           10,574           7,588
    Notes Payable - Other (Note 7)                   1,792            -
    Due to Affiliates (Note 5)                     308,009         328,772
    Accrued Executive Compensation                 124,524         124,524
    Deferred Rent                                      489              56
    Accrued Expenses                                12,313          11,373
                                                 _________         _______

      Total Current Liabilities                    484,221         505,581
                                                 _________         _______

  NON-CURRENT LIABILITIES (Note 3)
    Tenant Security Deposit                          3,245           3,245
                                                 _________         _______

  COMMITMENTS AND CONTINGENCIES (Note 6,11
    and 12)                                           -               -
                                                 _________         _______

  SHAREHOLDERS' EQUITY (Notes 5, 8 and 9)
    Common Stock, No Par Value, 100,000,000
    Shares Authorized as of April 30, 1995
     and 1994; Issued 32,195,300 Shares at
       April 30, 1995 and 1994                   2,088,001       2,088,001
    Additional Paid in Capital                         100             100
    Accumulated Deficit since July 31, 1985 in
     connection with Quasi-Reorganization       (1,945,985)     (1,979,504)
                                                 _________       _________
                                                   142,116         108,597
                                                 _________       _________
                                                   629,582         617,423
                                                 _________       _________
                                                 ---------       ---------

  The accompanying notes are an integral part of the financial statements.

                               STEVIA COMPANY, INC.

                              STATEMENT OF OPERATIONS

                                               YEAR ENDED APRIL 30,
                                    ________________________________________
                                         1996          1995          1994
                                    _____________ _____________ ____________
                                    Unaudited(14) Unaudited(14) Unaudited(14)
                                    ------------- ------------- ------------
  REVENUES
    Sales                                   -             -            4,127

  COST OF SALES/OTHER EXPENSES            1,403          2,936         6,927
                                    ____________   ____________  ___________
    Gross Profit (Loss)                  (1,403)       ( 2,936)      ( 2,800)

  OPERATING EXPENSES
    Research and Development              2,704         3,596          2,837
    General and Administrative           55,517        58,115         85,484
                                    _____________ _____________  ___________
                                         58,221        61,711         88,321
                                    ____________  _____________  ___________
      (Loss) From Operations           ( 59,624)     ( 64,647)      ( 91,121)
                                    ____________  _____________  ___________

  OTHER INCOME AND (EXPENSE)
    Interest (Expense)                 (  1,938)     (  1,897)      (  1,090)
    Interest Income                         -              -              10
    Rental Income                        24,695         19,473        11,846
    Miscellaneous Income                  3,348            740            -
    Relocation Expenses                     -              -        (  4,766)
    Gain (Loss) on Sale and
      Abandonment of Inventory
      & Equipment (Note 3)                  -          ( 9,500)     ( 33,789)
                                     _____________  _____________ ___________
                                         26,105          8,816      ( 27,789)
                                     _____________  _____________ ___________

  NET (LOSS)                            (33,519)       (55,831)     (118,910)
                                     _____________  _____________ ___________
                                     -------------  ------------- -----------

  NET (LOSS) PER COMMON SHARE
   (Note 10)                            ( .001)        (  .002)     (   .004)
                                     _____________  _____________ ___________
                                     -------------  ------------- -----------
  WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                  32,195,300    32,195,300    32,195,300
                                     _____________  ____________ ____________
                                     -------------  ------------ ------------

   The accompanying notes are an integral part of the financial statements.

                                    STEVIA COMPANY, INC.

                             STATEMENT OF SHAREHOLDERS' EQUITY


                          Common Stock        Additional
                      _____________________
                                              Paid-In
                      Shares       Amount    Capital      Deficit    Total
                      __________  _________ ___________   _________  ________
  BALANCE,
   May 1, 1993        32,195,300  2,088,001     100      (1,771,244)  316,857
   (Unaudited)        ----------  --------- ----------    ----------  -------
    (Note 14)         ----------  --------- ----------    ----------  -------

     NET LOSS            -           -            -      (  118,910) (118,910)
   (Unaudited)        ----------  --------- -----------   ----------  -------
     (Note 14)

 BALANCE,
  April 30, 1994    32,195,300   2,088,001       100     (1,890,154)  197,947
   (Unaudited)      ----------   ---------   ----------  -----------  --------
    (Note 14)       ----------   ---------   ----------  -----------  --------

 NET LOSS               -            -            -     (   55,831) ( 55,831)
                    __________   _________  ___________  __________  ________

 BALANCE,
  April 30, 1995
  (Unaudited)      32,195,300   2,088,001      100      (1,945,985)  142,116
   (Note 14)       ___________  _________   __________   ___________  _______
                   -----------  ---------   ----------   -----------  -------

 NET LOSS               -             -           -     (  33,519)  (33,519)
 (Unaudited)       -----------  --------- ----------   ----------- ----------
  (Note 14)

  April 30, 1996     32,195,300  2,088,001      100     (1,979,504)  108,597
   (Unaudited)       __________  _________ __________   ___________  _______
   (Note 14)         ----------  --------- ----------   -----------  -------


     The accompanying notes  are an integral part of the financial statements.

                                STEVIA COMPANY, INC.

                              STATEMENTS OF CASH FLOW
                                                    YEAR ENDED APRIL 30,
                                               _____________________________
                                                   1996     1995     1994
                                               _________ _________ _________
                                               Unaudited Unaudited Unaudited
                                               _________ _________ _________
  OPERATING ACTIVITIES:
   Net Loss                                     ( 33,519) ( 55,831) (118,910)
   Adustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities:
    Depreciation and Amortization                 16,483    17,374    10,859
    Amortization of Intangibles (Patents)          1,561     1,561     1,566
    Loss on Abandonment of Equipment (Note 3)        -         -       4,752
    (Gain) Loss from Sale of Equipment (Note 3)      -       9,500  (    500)

   Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable  (  7,339)      266       798
    (Increase) Decrease in Inventories and
    Prepaid Expenses (Note 3)                      1,407     2,951    34,088
    Increase (Decrease) in Accounts Payable and
      Accrued Expenses                             5,375  (    581)    6,696
    Increase (Decrease) in Due to Affiliates      20,763    18,002    45,659
                                                _________ _________ ________
   Net Cash Provided (Used) by Operating
    Activities                                    4,731  (  6,758) ( 14,992)

  INVESTING ACTIVITIES:
   (Increase) Decrease in Deposits                  -         -         300
   Proceeds from Sale of Equipment (Note 3)         -       8,000       500
                                                _________ _________ ________
    Net Cash Provided (Used) by Investing
     Activities                                     -       8,000       800
                                                _________ _________ ________

  FINANCING ACTIVITES:
    Net Procees (Repayments) from Long-Term
     Note                                            -         -    (  1,555)
    Proceeds from (Repayments) Current Period
     of Long-Term Note
    Net Proceeds (Repayments) from Notes
      Payable - Officer                         (  2,986) (  1,792)   12,365
       Net Proceeds (Repayments) from Notes
      Payable - Other                           (  1,792)    1,792       -
    Net Proceeds (Payments) from Non-Current
     Liabilities                                     -         -       3,245
                                                 _________ _________ ________
    Net Cash Provided (Used) by Financing
      Activities                                (   4,778)       1    14,055
                                                 _________ _________ ________
     Increase (Decrease) in Cash and Cash
       Equivalents                              (      48)   1,243  (    137)
                                                 _________ _________ ________
     Cash and Cash Equivalents at Beginning of
       Year                                         1,479      236       373
                                                 _________ _________ ________
  Cash and Cash Equivalents at End of Year          1,431    1,479       236
                                                 _________ _________ ________
                                                 --------- --------- --------

     The accompanying notes are an integral part of the financial statements.

                              STEVIA COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED APRIL 30, 1996, 1995 AND 1994


  1.  Summary of Significant Accounting Policies:

      Inventories - Harvested crop inventories are stated at the lower of cost (determined by actual specific lot production cost) or market. Seed inventory is valued based upon their year of original harvest and their expected yield of seedlings capability.

  Components of inventories are as follows:

                                                 April 30,      April 30,
                                                   1996           1995
                                                 _________      _________
                         Seeds                     19,768         21,170
                         Leaves                     6,962          6,962
                                                 _________      _________
                                                 $ 26,730       $ 28,132
                                                 _________      _________
                                                 ---------      ---------

  Research and Development, and Patents - Research and development expenditures, including depreciation of laboratory equipment, are charged to operations as capitalized and amortized over seventeen years or life of the patent on the straight-line method.

  Buildings, Property and Equipment - Buildings, property and equipment are stated at cost. Depreciation and amortization are computed, primarily on the striaght-line and accelerated methods, over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expenses as incurred; renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized.

  Deferred Computer Software Charges - Charges for externally purchased computer software are shown as deferred charges and are amortized over a 60 month period from the date put into use.

  Statements of Cash Flows - In accordance with Statement of Financial Accounting Standards No. 95, issued in November, 1987, Statements of Cash Flows are presented in place of Statement of Changes in Financial Position.

  2.  Company Organization and Description:

  Stevia Company, Inc. was incorporated under the laws of the State of Illinois on November 22, 1976.

  The Company's primary purpose is to develop and manufacture natural products, including sweeteners, derived from the Stevia rebaudiana plant. However, the Company has been dormant for several years.

                                   STEVIA COMPANY, INC.

                              NOTES TO FINANCIAL STATEMENTS

                        YEARS ENDED APRIL 30, 1996, 1995 AND 1994

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

  On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. In this regard, the Company had to remove all of its property and idle equipment being stored in this facility. The Company moved as much of this property and equipment as possible to its location in Elk Grove Village, Illinois. The remainder of the property, primarily inventory consenting of stevia leaves, had to be abandoned and a portion of the equipment was sold. As a result, the Company incurred a net loss of $33,789 on sale and abandonment of such property and equipment.

  During the fiscal year ending April 30, 1995, the Company sold a portion of the processing equipment purchased for use in the sweetener production facility for $8,000. The Company realized a loss of $9,500 on this transaction.

  4.  Idle Facilities and Equipment:

  During the year ended April 30, 1990, the Company reclassified the building and equipment described in Note 3 as idle facilities. The carrying values of such idle equipment located at the Pueblo, Colorado facility were written down to the restored and recoverable values. As of September 1, 1993, the building is no longer idle (See Note 3), and thus only the equipment is carried as idle assets.

  5.  Related Party Transactions:

  The Company was indebted to affiliated companies as follows:

                                              April 30,    April 30,
                                                1996         1995
                                              _________    _________

           F.K. Suzuki International, Inc.    $ 70,412     $ 70,412
           Biosynergy, Inc.                   $258,360     $237,597
                                              _________    _________
                           Totals             $328,772     $308,009
                                              _________    _________

                                 STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED APRIL 30, 1996, 1995 AND 1994

  5.  (Continued)

  As of April 30, 1996 and 1995, the Company was indebted to F.K. Suzuki International, Inc. for the net amounts due as a result of an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in Note 11.

  The Company shares common offices with Biosynergy, Inc. Each company has incurred certain shared office expenses which have been allocated to the other company. The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payables at April 30, 1996 and 1995.

  The Company and its affiliates are related through Common Stock ownership as follows on April 30, 1996.

                                    S T O C K   O F   A F F I L I A T E S
                                 ____________________________________________
                                                        F.K. Suzuki
                                 Stevia    Biosynergy  International   Medlab
 Stock Owner                     Company      Inc.         Inc.         Inc.
 ___________                     _______   __________  _____________   _____

 Stevia Company, Inc.              -        13.8%           -            -
 Biosynergy, Inc.                 .4%         -             -            -
 F.K. Suzuki
   International, Inc.          55.8%       18.8%           -         100.0%
 Medlab, Inc.                      -          -             -            -
 Fred K. Suzuki, Officer/          -          -           35.6%          -
   Director
 Lauane C. Addis, Officer/        .1%         .1%         32.7%          -
   Director
 James F. Schembri, Director      .2%       12.9%           -            -

  On July 7, 1983, Biosynergy, Inc. (an affiliated company) successfully completed a public offering. As part of this public offering the Company exchanged 1,058,181 shares of its Common Stock for 2,000,000 shares of Biosynergy, Inc.'s Common Stock. The Common Stock of the Company had no book value at the time of the exchange; thus, no dollar value was assigned to the transaction. The Company has sold 100,000 of the shares of Bioysnergy, Inc. Common Stock. Although Biosynergy, Inc.'s Common Stock can be traded in the over-the-counter market, there is no established public trading market for the shares due to limited and sporadic trades.

  In June, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. These costs were shared equally by the Company, Mr. Suzuki, Biosynergy, Inc. and F.K. Suzuki International, Inc. On October 10, 1994 and October 18, 1995, Mr. Suzuki loaned $5,000 and $1,000, respectively, to the Company for payment of real estate taxes on the Company's property in Pueblo, Colorado. See Note 7.

                             STEVIA COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED APRIL 30, 1996, 1995 AND 1994

  6. Lease Commitments:

  The Company shares offices in Elk Grove Village, Illinois with Biosynergy, Inc. The master lease for these offices expires January 31, 2001, and is in the name of Biosynergy, Inc. The total annual base rent for these premises is $60,500.00 for year 1, $68,199.96 for years 2 and 3, and $69,300.00 for years 4 and 5. The Company's portion is $9,075.00 for year 1, $10,230.00 for years 2 and 3, and $10,395.00 for years 4 and 5.

  7. Notes Payable:

  Notes Payable - Officer consists of the following:

  . an unsecured note dated July 1, 1993 in the original amount of $7,588 payable to Fred K. Suzuki, President. The note is due on demand and bears interest at 10% per annum. The balance due at April 30, 1995 and April 30, 1996 was $7,588.

  . an unsecured note dated October 10, 1994 in the original amount of $5,000 payable to Fred K. Suzuki, President. This note provides for payment in 12 monthly installments of principal and interest of $443.08 commencing December 1, 1994 and bears interest at 11.5% per annum. The balance due at April 30, 1995 was $2,986 and $0 at April 30, 1996.

  . an unsecured note dated October 18, 1995 in the original amount of $1,000 payable to Fred K. Suzuki, President. This note provides for payment in four monthly installments of principal and interest of $172.30 and two monthly installments of $172.31 commencing November 5, 1995 and bears interest at 11.5% per annum. The balance due at April 30, 1996 was $0.

  Notes Payable - Other consists of the following:

  . an unsecured note dated October 10, 1994 in the original principal amount of $3,000 payable to Laurence C. Mead, an officer of Biosynergy, Inc., an affiliate. This note provides for payment in 12 monthly installments of principal and interest of $265.85 commencing December 1, 1994 and bears interest at 11.5% per annum. The balance of this note at April 30, 1995 was $1,792 and $0 at April 30, 1996.

  . an unsecured note dated October 18, 1995 in the original principal amount of $1,000 payable to Laurence C. Mead, an officer of Biosynergy, Inc., an affiliate. This note provides for payment in four monthly installments of principal and interest of $172.30 and two monthly installments of $172.31 commencing November 5, 1995 and bears interest at 11.5% per annum. The balance due at April 30, 1996 was $0.

  8. Common Stock:

  Common Stock has been issued as compensation for services rendered by certain individuals. These transactions were recorded at prices estimated to approximate the fair value of the stock taking into account restrictions which attached to certain shares at the time of issuance.

                                 STEVIA COMPANY, INC.

                             NOTES TO FINANCIAL STATEMENTS

                        YEARS ENDED APRIL 30, 1996, 1995 AND 1994

  8. Common Stock (Continued):

  The authorized capital stock of the Company is one hundred million (100,000,000) shares of no par value Common Stock and one hundred thousand (100,000) shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the Company's Articles of Incorporation, as amended. As of April 30, 1996, no shares of Preferred Stock were outstanding.

  As of April 30, 1996, under a special incentive plan, stock options and stock appreciation rights for 240,000 shares of Common Stock were granted to 5 advisors, directors, officers, consultants, employees and/or former employees of the Company. The exercise price is .0625 per share for these shares. The Company reserved 400,000 shares of its Common Stock for this plan. As permitted in the plan, the Board of Directors extended the period for granting options from February 23, 1987 to December 31, 1989. No further action has been taken to extend the term of the plan.

  On Novebmer 1, 1989, the Company's Secretary, Lauane C. Addis, and President, Fred K. Suzuki, agreed to forego their salaries in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month they forfeited their salary at an option price of $.025 per share. Accrual of these options was terminated effective April 30, 1991. These options may be exercised until one year after the respective optionee receives all deferred compensation due at October 31, 1989, the optionee's salary is reinstated, or the optionee is no longer employed by the Company, whichever is later. A total of 2,999,988 shares are subject to the options. These options provide for adjustments to prevent dilution in the event of capital reorganizations.

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

  9. Quasi - Reorganization:

  As of July 31, 1985, the Company effected a Quasi-Reorganization which resulted in the elimination of $1,201,810 of accumulated deficit at the date of reorganization and a decrease of $1,201,810 in the amount of common stock outstanding.

                                STEVIA COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED APRIL 30, 1996, 1995 AND 1994

  10. Loss per share:

  Net loss per common shares is computed based on the weighted average number of shares outstanding during the period.

  11. Agreements, Licenses and Options:

  The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payment of which began in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of a set fee. The fee amounted to $0, $0 and $124 for the years ended April 30, 1996, 1995 and 1994, respectively.

  12. Income Taxes:

  There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1996, net operating loss carryforwards are available and expire, if not used, as follows:
                                1996         51,092
                                1997        292,440
                                1998        224,075
                                1999        167,356
                                2000        302,320
                                2001        423,843
                                2002        389,355
                                2003        328,154
                                2004        189,389
                                2005        133,704
                                2006         74,264
                                2007         73,470
                                2008         49,568
                                2009        119,410
                                2010         55,831
                                2010         33,519
                                         __________
                                         $3,027,028
                                         __________
                                         ----------

  The  Company has adopted  the Statement  of Financial  Accounting Standards
  (SFAS) No. 109, "Accounting for Income Taxes" for fiscal year ending April 30, 1994 as required by SFAS No. 109. Due to the historical and continued net operating loss of the Company, Statement 109 has no material effect, if any, on the Company's Financial Statements. The Company has elected not to retroactively adopt the provisions allowed in SFAS No. 109, however, all provisions of the document have been applied since the beginning of Fiscal year 1994.

                               STEVIA COMPANY, INC.

                           NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED APRIL 30, 1996, 1995 AND 1994


  13.  Management's Plans:

  In view of the fact that the Company has incurred losses of $33,519, $55,831 and $118,910 for the years ended April 30, 1996, 1995 and 1994, respectively, management of the Company recognizes the Company's ability to continue is contingent upon the Company obtaining financing so it can commence operations or acquire alternative operations. Before the Company can realize material operating revenues from its proposed operations, the Company must equip and commence operations of a processing facility. The cost of equipping a processing facility is significant, and therefore the Company's main objective has been to obtain financing for such purpose. Although Management of the Company will continue to seek financing for its processing facility, the Company is also actively pursuing alternatives, such as licensing its technology, selling Stevia Company or its assets, or combining Stevia Company with another enterprise. Although no agreements have been entered into for consummating any such transaction, management of the Company believes such a transaction may be forthcoming.

  14.  Unaudited Financial Statements:

  Company's Financial Statements for the fiscal years ending April 30, 1996, 1995 and 1994 have not been audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity is defined as an entity not having gross receipts from all sources and expenditures for all purposes in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by any exchange or governmental authority having jurisdiction. In the opinion of Management, the Company met the criteria of an inactive entity for the fiscal years ending April 30, 1994, 1995 and 1996.


                                 STEVIA COMPANY, INC.

                                      SCHEDULE I

                        Marketable Securities - Other Investments
                                                             Amount at
                                                             which each
                                                             Portfolio of
                                                             Equity
                         Number of                           Security
                         Shares or                           Issues and
                         Units -                  Market     Each Other
                         Principal                Value of   Security
         Name of Issuer  Amount of                Each Issue Issue Carried
         and Title of    Bonds and     Cost of    at Balance in the
         each Issue      Notes         Each Issue Sheet Date Balance Sheet(1)
         --------------  -----------   ---------- ---------- ----------------
April 30,  Biosynergy,     1,900,000     ---       19,000         ---
   1995       Inc.
- --------   Common Stock

April 30,  Biosynergy,     1,900,000     ---       19,000         ---
   1996       Inc.
- --------  Common Stock
______________

 (1) Balance Sheet caption - Investment in Affiliated Company.





                          STEVIA COMPANY, INC.

                               SCHEDULE V

                   Property, Plant and Equipment (Cont.)

                    Balance at   Other Changes    Balance
                                 ________________
                    Beginning   Descrip-          at End
  Classification    of Year     tion      Amount  of Year  Comments
  ______________    ___________ ________ _______  _______  ________
  Year Ending
  April 30, 1995
  ______________
   Building        483,200                 ---    483,200
   Land              1,127                 ---      1,127
   Furniture and
    Equipment       44,750                 ---     44,750
   Idle Facilities 139,228        (1)   ( 17,500) 121,728
                   _______               _______  _______
      TOTAL        668,305              ( 17,500) 650,805
                   _______               _______  _______
                   -------               -------  -------

  Year Ending
  April 30, 1996
  ______________
   Building        483,200                 ---    483,200
   Land              1,127                 ---      1,127
   Furniture and
    Equipment       44,750                 ---     44,750
   Idle Facilities
    and Equipment* 121,728                 ---    121,728
                   _______                        _______
      TOTAL        650,805                 ---    650,805
                   _______               _______  _______
                   -------               -------  -------
 _______________

  (1) Due to sale of equipment.


                                STEVIA COMPANY, INC.

                                    SCHEDULE VI

                 Accumulated Depreciation, Depletion and Amortization
                         of Property, Plant and Equipment

                           Additions
               Balance at  Charged to                                 Balance
               Beginning   Costs and                Other Changes     at End
Description    of Year     Expenses   Retirements Description  Amount of Year
___________   ___________  _________  ___________ ___________  ______ _______
Year Ending
 April 30,
  1996
___________
  Building       24,927     15,340       ---                    ---   40,267
  Furniture
    and
   Equipment     42,152      1,143       ---                    ---   43,295
               ________________________________               ______________
  TOTAL          67,079     16,483       ---                    ---   83,562
               ________________________________               _____   ______
               --------------------------------               -----   ------

Year Ending
 April 30,
  1995
___________
  Building      9,587      15,340       ---                          24,927
  Furniture
    and
  Equipment     40,118     2,034       ---                    ---    42,152
               _______________________________              _______________
  TOTAL         49,705    17,374       ---                    ---    67,079
               _______________________________              _______________
               -------------------------------              ---------------












                             STEVIA COMPANY, INC.

                                 SCHEDULE XI

                  Encum-   Initial Cost  Cost capi-   Gross
                  brances  to company    talized      amount
                                         Subsequent   at which
                                         to acquisi-  carried
                                         tion         at close
                                                      of period
                           ------------  -----------  ---------
                           Buildings     Improve-     Buildings
                           and Land      ments Car-   and Land
                           improve-      rying costs  improve-
                           ments                      ments Total
  Year Ending
  April 30,
  1996
  ___________
  Pueblo
  Facility       ----       483,200       ------        483,200
  Years

  Year Ending
  April 30,
     1995
  ___________
  Pueblo
  Facility       ----       483,200       ------        483,200

                Accumu-     Date of      Date           Life
                lated       con-         Acquired       on which
                deprecia-   struction                   deprecia-
                tion                                    tion in
                                                        latest
                                                        income
                                                        statements
                                                        is computed
                ----------- ---------- -------------  ----------------
Year Ending
April 30,
 1996
- ---------------   40,267     1986(1)       -----           31.5 Years

Year Ending
April 30,
1995
- ---------------
Pueblo
Facility         24,927      1986(1)        -----          31.5 Years
- ----------------

 (1) Building was placed in service in 1993.

                                 S-4 (Cont.)

 ___________________________________________________________________________
 ___________________________________________________________________________



                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                     ___________________________________

                                    FORM 10K

                  Annual Report Pursuant to Section 13 or 15(d)

                                         of

                      THE SECURITIES AND EXCHANGE ACT OF 1934

       For the fiscal year ending 4/30/96  Commission file Number 0-11718

                       ____________________________________

                                   STEVIA COMPANY, INC.
                   (Exact name of registrant as specified in charter)

                                 1940 East Devon Avenue
                               Elk Grove Village, IL 60007
                                     (847) 593-0226

                     (Address and telephone number of registrant's
              principal executive office on a principal place of business)


                      ______________________________________

                                     EXHIBITS

 ___________________________________________________________________________
 ___________________________________________________________________________

                                   EXHIBIT INDEX
                                   _____________


                                                                 Page Number
                                                                 Pursuant to
                                                                 Sequential
     Exhibit                                                     Numbering
     Number        Exhibit                                       System
     _______       _______                                       ___________

     10(j)         Installment Promissory Note dated October 18,     E-1
                   1995, payable to Fred K. Suzuki in the amount of $1,000

     10(k)         Installment Promissory Note dated October 18,     E-2
                   1995, payable to Laurence C. Mead in the amount of $1,000

     27            Financial Data Schedule                           E-3