Form 10-Q
period 1996-07-31
STEVIA CO INC
filed 1996-09-24
CIK 731933

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended July 31, 1996
                                                    _____________

                                          OR

                   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              or the transition period from ___________ to ____________

                            Commission File Number 0-11718
                                                   _______

                                   Stevia Company, Inc.
         _________________________________________________________________
               (Exact name of registrant as specified in its charter)

              Illinois                                    36-2967419
         ________________________________   ______________________________
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)


           1940 East Devon Avenue, Elk Grove Village, Illinois     60007
          _________________________________________________________________
          (Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code (847) 956-0471
                                                             ______________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X   No
              _____    _____

          Number of shares outstanding of common stock as of the close of the period covered by this report: 32,195,300
                                              __________

          Page 1 of 18 pages contained in the sequential numbering system.

                        PART 1 - FINANCIAL INFORMATION



          Item 1.   FINANCIAL STATEMENTS
                    ____________________




          Board of Directors and Shareholders
          Stevia Company, Inc.
          Elk Grove Village, Illinois






               The accompanying balance sheet of STEVIA COMPANY, INC. at July 31, 1996 and the related statements of operations, shareholders' equity and changes in financial position for the three month periods ended July 31, 1996 and 1995 were not audited; however, the financial statements for the three months periods ending July 31, 1996 and 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

               The financial statements for the year ended April 30, 1996 were not audited pursuant to Rule 210.3-11 promulgated under Securities and Exchange Act of 1934; however, the financial statements for the fiscal year ending April 30, 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the fiscal year presented.


                                 STEVIA COMPANY, INC.


          September 11, 1996

                                STEVIA COMPANY, INC.

                                    BALANCE SHEET
                                              July 31, 1996  April 30, 1996
                                                  Unaudited     Unaudited
                                               _____________  _______________

                                       ASSETS
  CURRENT ASSETS
  Cash                                               5,935           1,431
  Accounts Receivables-other                         7,339           7,339
  Inventories                                       26,729          26,729
  Prepaid Expenses                                     454               5
                                              ______________  ______________
  Total Current Assets                               40,457          35,504
                                               _____________  _______________

 PROPERTY AND EQUIPMENT (Notes 1 and 3)
  Land                                               1,127           1,127
  Furniture and Equipment                           44,765          44,750
  Building                                         483,200         483,200
  Idle Equipment                                   121,728         121,728
                                                ___________   _______________
                                                   650,820         650,805
  Less:  Accumulated Depreciation                  (87,397)        (83,562)
                                                ___________   ______________
                                                   563,423         567,243
                                                ___________   ______________
 OTHER ASSETS
  Patents, Net of Amortization                      14,285          14,675
  Investment in Affiliated Company (Note 4)            -               -
                                                ___________   ______________
                                                   618,165         617,423
                                                ___________  _______________
                                                -----------  ---------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
  Accounts Payable                                  39,634          33,268
  Notes Payable-Officer (Notes 4 and 6)              7,588           7,588
  Due to Affiliates (Note 4)                       333,479         328,772
  Accrued Executive Compensation                   124,524         124,524
  Deferred Rent                                        140              56
  Accrued Expenses                                   8,773          11,373
                                               ____________   _____________
  Total Current Liabilities                        514,138         505,581
                                               ____________   _____________

 NON-CURRENT LIABILITIES
  Tenant Security Deposit                            3,245           3,245
                                               _____________  _____________

 COMMITMENTS AND CONTINGENCIES
    (Notes 5, 9 and 10)                                -              -
                                               _____________   ____________

 SHAREHOLDERS' EQUITY (Notes 4 and 7)
  Common Stock, No Par Value, 100,000,000 Shares
  Authorized as of April 30, 1996 and July 31, 1996;
   Issued 32,195,300 Shares at April 30, 1996
   and July 31, 1996                             2,088,001       2,088,001
   Additional Paid in Capital                          100             100
   Accumulated Deficit                          (1,987,319)     (1,979,504)
                                               ____________   ____________
                                                   100,782         108,597
                                               ____________   ------------
                                                   618,165         617,423
                                               ____________   ____________
                                               ------------   ------------

  The accompanying notes are an integral part of the financial statements.

                                STEVIA COMPANY, INC.

                               STATEMENT OF OPERATIONS

                                      Unaudited

                                              Three Months Ended July 31,
                                       ____________________________________
                                               1996                1995
                                       _______________     ________________
  REVENUES
 Sales                                          -                  -

COST OF SALES                                    -                  -
                                       _______________      ________________
  Gross Profit (Loss)                            -                  -

 OPERATING EXPENSES
  Marketing                                       28                -
  Research and Development                       390                 676
  General and Administrative                  13,350              12,896
                                        _______________     _________________
                                              13,768              13,572
                                        _______________     _________________
  Loss From Operations                       (13,768)            (13,572)
                                       ________________    __________________

  OTHER INCOME AND (EXPENSE)
  Rental Income                                5,954              4,868
                                       ________________    _________________
                                               5,954              4,868
                                       ________________    _________________
NET LOSS                                      (7,814)           ( 8,704)
                                       ________________    _________________
                                       ----------------    -----------------

NET LOSS PER COMMON SHARE
    (Note 8)                                  (.001)                (.001)
                                       ________________     ________________
                                       ----------------     ----------------
 WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      32,195,300            32,195,300
                                        _______________    __________________
                                        ---------------    ------------------

  The accompanying notes are an integral part of the financial statements.

                                STEVIA COMPANY, INC.

                     STATEMENT OF CHANGES IN FINANCIAL POSITION

                                      Unaudited

                                                Three Months Ended July  31,
                                                _____________________________
                                                   1996             1995
                                                ________________  ___________
OPERATING ACTIVITIES:
 Net Loss                                          (   7,814)      (    8,704)
 Adjustments to Reconcile Net (Loss) to Net
   Cash Used by Operating Activities:
   Depreciation and Amortization                       4,225            4,511
 Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                    -         (    1,623)
   (Increase) Decrease in Inventories
    and Prepaid Expenses                           (     449)      (      472)
 Increase (Decrease) in Accounts Payable and
   Accrued Expenses                                    3,850            2,597
 Increase (Decrease) in Due to Affiliates
 (Note 4)                                              4,707            4,556
                                                 ______________   ___________
 Net Cash Provided (Used) by Operating
  Activities                                           4,519              865
                                                _______________   ___________

INVESTING ACTIVITIES:
(Increased) Decrease in Furniture and Equipment     (      15)             -
                                                _______________   ___________
 Net Cash Provided (Used) by
 Investing activities                               (      15)             -
                                                _______________   ___________

FINANCING ACTIVITIES:
 Proceeds From (Repayments of) Notes (Note 6)            -          (  1,333)
                                                _______________   ___________

 Net Cash Provided (Used) by Financing
   Activities                                            -          (  1,333)
                                                _______________   ___________


 Increase (Decrease) in Cash and Cash Equivalents       4,504            468

Cash and Cash Equivalents at Beginning of Period        1,431          1,479
                                                _______________   ___________

Cash and Cash Equivalents at End of Period              5,935          1,011
                                                _______________   ___________
                                                ---------------   -----------

  The accompanying notes are an integral part of the financial statements.

                               STEVIA COMPANY, INC.

                          STATEMENT OF SHAREHOLDERS' EQUITY

                          THREE MONTHS ENDED JULY 31, 1996

                                      Unaudited

                                                                     Total
                      Common Stock         Additional                Share-
                  ______________________   Paid-in                   holders'
                  Shares       Amount      Capital      (Deficit)    Equity
                 ___________ __________   __________   _________    ________
BALANCE
 May 1, 1996      32,195,300  2,088,001      100       (1,979,504)   108,597

NET INCOME (LOSS)        -         -           -       (    7,815)  (  7,815)
                 ___________ __________   __________  ___________   _________

BALANCE,
 July 31, 1996    32,195,300  2,088,001      100      (1,987,319)    100,782
                 ___________ __________   __________  ___________   _________
                 ----------- ----------   ----------  -----------   ---------

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

               Components of inventories are as follows:

                                             July 31, 1996  April 30, 1996
                                             _____________  ______________

                              Seeds             19,767           19,767
                              Leaves             6,962            6,962
                                             ____________   ______________
                                             $  26,729      $    26,729
                                             ____________   ______________
                                             ------------   --------------

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

                                 STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS

          3.   (Continued)

               Company also purchased certain equipment  for its processing
               facility.     Completion  of  the  processing  facility  was
               terminated in 1987 due to lack of funds.  See Footnote 11.

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

          4.   Related Party Transactions:

               The Company was indebted to affiliated companies as follows:

                                                  July 31,       April 30,
                                                    1996           1996
                                                  _________      __________
               F.K. Suzuki International, Inc.    $  70,412      $  70,412
               Biosynergy, Inc.                   $ 263,067      $ 258,360
                                                  __________     __________
                         Totals                   $ 333,479      $ 328,772
                                                  __________     __________
                                                  ----------     ----------

               The amount due to F.K. Suzuki International, Inc. is the net license fees due under an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in
               Note 9, less certain prepayments and discounts with regard to such license agreement.

               The Company shares common offices with Biosynergy, Inc. Each company has incurred certain shared office expenses which have been allocated to the other company. The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payable of $263,067 at July 31, 1996 as compared to a net payable of $258,360 at April 30, 1996.

               The Company and its affiliates are related through Common Stock ownership as follows on July 31, 1996.

                               STEVIA COMPANY, INC.

                           NOTES TO FINANCIAL STATEMENTS

                         S T  O C  K    O  F     A F  F I  L I  A T  E S
                         _________________________________________________
                                                      F.K. Suzuki
                            Stevia   Biosynergy     International  Medlab
   Stock Owner              Company      Inc.            Inc.       Inc.
   ___________              _______  __________     _____________  ______

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
     Director

               On July 7, 1983, Biosynergy, Inc. (an affiliated company) successfully completed a public offering. As part of this public offering the Company exchanged 1,058,181 shares of its Common Stock for 2,000,000 shares of Biosynergy, Inc.'s Common Stock. The Common Stock of the Company had no book value at the time of the exchange; thus no dollar value was assigned to the transaction. The Company sold 100,000 of these shares. Although Biosynergy, Inc.'s Common Stock can be traded in the over-the-counter market, there is no established public trading market for such Common Stock due to limited and sporadic trades.

               In June, 1993, Fred K. Suzuki, President of the Company, loaned $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. See Note 7.

          5.   Lease Commitments:

               The Company shares offices in Elk Grove Village, Illinois with Biosynergy, Inc. The master lease for these offices, which expires January 31, 2001, is in the name of Biosynergy, Inc. The total annual base rent for these premises is $60,500.00 for 1 year, $68,199.96 for years 2 and 3, and $69,300.00 for years 4 and 5. The Company's portion is $9,075.00 for year 1, $10,230.00 for years 2 and 3, and $10,395.00 for years 4 and 5.

                                 STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS


          6.   Notes Payable:

               Notes Payable - Officer consists of the following:

               . an unsecured note dated July 1, 1993 in the original amount of $7,588 payable to Fred K. Suzuki, President. The note is due on demand and bears interest at 10% per annum. The principal balance due at July 31, 1996 is $7,588.

          7.   Shareholders' Equity:

               The authorized capital stock of Stevia Company is one hundred million (100,000,000) shares of no par value Common Stock and one hundred thousand (100,000) shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the amended articles of incorporation. As of April 30, 1996 and July 31, 1996, no shares of Preferred Stock were outstanding.

               As of July 31, 1996, under a special incentive plan, stock options and stock appreciation rights for 230,000 shares of Common Stock were granted to 4 advisors, directors, officers, consultants, and/or employees of the Company. The exercise price for these shares is $.0625 per share. The Company has reserved 400,000 shares of its Common Stock for this plan. As permitted in the plan, the directors of the Company extended the termination date of the plan from February 23, 1987 to December 31, 1989. No further action has been taken to extend the term of the plan.

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

                                 STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS



               As of July 31, 1996, none of these options have been exercised and a total of 2,999,988 shares are subject to the options. These options provide for adjustments to prevent dilution in the event of capital reorganizations.

               Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. Conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. A total of 1,448,917 shares have been reserved for Mr. Suzuki's option. No portion of the option has been exercised as of July 31, 1996. The option provides for adjustments to prevent dilution in the event of capital reorganizations.

          8.   Income (Loss) per share:

               Net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during the period, after giving effect to stock splits. The effect of exercise of stock options has not been presented as exercise would be anti-dilutive.

          9.   Agreements, Licenses and Options:

               The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payable beginning in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of a set fee. There was no fee incurred during the three month period ending July 31, 1996.

                                  STEVIA COMPANY, INC.

                               NOTES TO FINANCIAL STATEMENTS


               10.  Income Taxes:

               There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1996, net operating loss carryforwards are available and expire, if not used, as follows:

                                         1996              51,092
                                         1997             292,440
                                         1998             224,075
                                         1999             167,356
                                         2000             302,320
                                         2001             423,843
                                         2002             389,355
                                         2003             328,154
                                         2004             189,389
                                         2005             133,704
                                         2006              74,264
                                         2007              73,470
                                         2008              49,568
                                         2009             119,410
                                         2010              55,831
                                         2011              33,519
                                                       __________
                                                       $3,027,028
                                                       __________
                                                       ----------
               The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" for fiscal year ending April 30, 1994 as required by SFAS No. 109.

               The effect, if any, of adopting Statement No. 109 on pretax income from continuing operations is not material. The Company has elected not to retroactively adopt the provisions allowed in SFAS No. 109; however, all provisions of the document have been applied since the beginning of fiscal year 1994.

          11.  Management's Plans:

               In view of the fact that the Company has incurred losses of $33,519, $55,831 and $118,910 for the years ended April 30,
               1996, 1995, and 1994, respectively, management of the Company recognizes the ability of the Company to continue is contingent upon the Company obtaining financing so it can commence operations or acquire alternative operations.

               Before the Company can realize material operating revenues from its proposed operations, the Company must equip and commence operations of a processing facility. The cost of equipping a processing facility is significant, and therefore the Company's main objective has been to obtain such financing. Although the Company will continue to seek financing for its proposed operations, the Company will also pursue alternatives, such as licensing its technology, selling Stevia Company or its assets, or combining Stevia Company with another enterprise. Although no agreements have been entered into for consummating any such transaction, management of the Company believes such a transaction may be possible in the future.

          12.  Unaudited Financial Statements:

               The  Company's  Financial  Statements for  the  fiscal  year ending April 30, 1996 were not audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity is defined as an entity not having gross receipts from all sources and expenditures for all purposes in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by any exchange or governmental authority having jurisdiction. In the opinion of Management, the Company met the criteria of an inactive entity for the fiscal year ending April 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SALES/REVENUES

     The Company had no sales during the quarter ending July 31, 1996 ("1st Quarter"). The Company did not produce rebaudioside A or other products on a commercial basis during the 1st Quarter, and was not expected to have sales. After commencement of commercial operations, Management continues to believe that a market for its Stevia products could be developed.

     During the quarter ending July 31, 1996, the Company realized rental income of $5,954 from leasing its Pueblo, Colorado facility as a result of a three-year lease to an unaffiliated third party. This lease grants the tenant first right of refusal upon the sale or other disposition of the Pueblo facility and provides for two one-year options. The lease provides for rent of $19,743 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year.

     COSTS AND EXPENSES

     The overall operating expenses of the Company increased by $196 during the 1st Quarter as compared to the same quarter ending in 1995. Most of the current expenses are overhead and general and administration items required to maintain the Company. It is not anticipated that the expenses of the Company will materially change until the Company receives financing or commences alternative operations.

     NET LOSS

     The Company realized a net loss of $7,814 in the 1st Quarter as compared to a net loss of $8,704 in the comparative quarter in 1995. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company produces its sweeteners and other products for sale or can obtain alternative revenues. See "LIQUIDITY AND CAPITAL RESOURCES" below.

      As of April 30, 1996, the Company has incurred net operating losses aggregating $3,027,028. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not materially alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 10 to the Financial Statements for the 1st Quarter. See "FINANCIAL STATEMENTS."

     ASSETS/LIABILITY RATIO

     The ratio of current assets to current liabilities (.08 to 1) is not acceptable taking into consideration the Company's cash flow position. The Company's current assets consist primarily of inventory. It is unknown how much inventory the Company can sell, if any. The Company is not producing inventory and there can be no assurance of long-term revenues, if any. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for use in its initial processing operations or for sale, and seeds which may be available for growing more leaves. The viability of the seeds, however, cannot be certain due to their age. See "LIQUIDITY AND CAPITAL RESOURCES" below.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's net working capital decreased by $3,604 during the 1st Quarter. The Company's negative net working capital is due to the continuing losses of the Company. The Company had $5,935 in cash and $7,339 in receivables at July 31, 1996. Management of the Company believes this amount is insufficient to provide working capital for the ensuing quarter. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit.

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

     The Company and an affiliate, Biosynergy, Inc. ("BSI"), share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of April 30, 1996 was $258,772 and $263,067 as of July 31, 1996.
 The amounts due to BSI reflect on-going transactions in the ordinary course of business and do not represent any extraordinary transactions. Expenses include rent, salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company believes it is more economical to share these expenses with BSI, and will likely continue to do so in the near future. However, there is no assurance BSI will be in a position or agree to continue to extend credit to the Company for these shared expenses.

     On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo, Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. See "SALES/REVENUES" above. The proceeds from leasing such facility are used to offset expenses of the facility and to cover a portion of the general and administrative expenses of the Company. However, the cash flow from leasing the facility in Pueblo is not expected to be sufficient to cover all of the expenses of the Company for the ensuing year, and furthermore, there can be no assurance the Company will be able to continue leasing its facility. In this regard, the lessee of the facility has exercised its option to extend the lease for one option year. However, the lessee is currently in default in the payment of rent and other charges under the lease, and there can be no assurance such defaults will be cured and the lease continued.

      The Company owns 1,900,000 shares of BSI common stock. Such common stock can be traded in the over-the-counter market and stock prices are recorded on "pink sheets." The bid price at July 31, 1996 was estimated to be $.01 per share. Although the Company is free to currently sell these shares of Biosynergy, Inc. common stock, it does not have plans to do so in the near future. See Footnote 4 of the "FINANCIAL STATEMENTS."

                            PART II - OTHER INFORMATION
                            ___________________________

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
               ________________________________

     A.   The following Exhibits are included herein pursuant to Section 601:

          (2) Plan of Acquisition, reorganization, arrangement, liqidation or succession - none.

          (3)

               (a)  Articles of Incorporation (i)

               (b)  By-Laws (ii)

       (4)  Instruments  defining  rights   of  security  holders,  including
    indentures - none.

          (10) Material Contracts.

            (a) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc. (iii)

            (b) Promissory Note dated July 1, 1993 payable to Fred K. Suzuki in the amount of $7,587.75. (iii)

         (11) Statement regarding computation of per share earnings - none.

         (15) Letter dated September 11, 1996, regarding interim financial information. (iv)

         (18) Letter regarding change in accounting principals - none.

         (19) Reports furnished to security holders - none.

         (22) Published report regarding matters submitted to vote of security holders - none.

         (23) Consents of experts and counsel - none.

         (24) Power of Attorney - none.

         (27) Financial Data Schedule. P. E-1

     B. No Current Reports on Form 8K were filed during the period covered by this Report.
       ________________________
       [FN]
         (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission,
              1933 Act, Registration Number 2-87364C, under the Securities
              Act of 1933, as amended, and incorporated by reference, to the extent of Articles of Amendment, to Form 10K for Fiscal
              Year Ending April 30, 1986 filed with the Securities and Exchange Commission.

         (ii) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1987 filed with the Securities and Exchange Commission.

       (iii) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1994 filed with the Securities and Exchange Commission.

         (iv) This Exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     STEVIA COMPANY, INC.

     Date September 13, 1996                 /s/ FRED K. SUZUKI /s/
                                             _______________________________
                                             Fred K. Suzuki
                                             President, Chairman of the Board,
                                             Chief Accounting Officer and
                                             Treasurer

     Date September 13, 1996                 /s/ LAUANE C. ADDIS /s/
                                             _______________________________
                                             Lauane C. Addis
                                             Secretary, Corporate Counsel and
                                             Director

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     STEVIA COMPANY, INC.

     Date __________________                 ________________________________
                                             Fred K. Suzuki
                                             President, Chairman of the Board,
                                             Chief Accounting Officer and
                                             Treasurer

     Date __________________                 ________________________________
                                             Lauane C. Addis
                                             Secretary, Corporate Counsel and
                                             Director

  ___________________________________________________________________________
  ___________________________________________________________________________



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10Q

             Quarterly Report Pursuant to Section 13 or 15 (d)

                                   of

                 THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the period ending July 31, 1996
                    Commission File Number: 0-11718


                           STEVIA COMPANY, INC.
      _________________________________________________________________
            (Exact name of registrant as specified in charter)

                         1940 East Devon Avenue
                     Elk Grove Village, IL 60007
                            (847) 956-0471
          (Address and telephone number of registrant's principal executive office on a principal place of business)

                  __________________________________

                                EXHIBITS

 ___________________________________________________________________________
 ___________________________________________________________________________

                                  EXHIBIT INDEX
                                  _____________


                                                            Page Number
                                                            Pursuant to
                                                            Sequential
     Exhibit                                                Numbering
     Number         Exhibit                                 System
     ___________    _______                                 __________

     27             Financial Data Schedule                   E-1