Form 10-Q
period 1996-10-31
STEVIA CO INC
filed 1996-12-26
CIK 731933

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended October 31, 1996

                                         OR

                   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              or the transition period from ______________to ____________


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

          Page 1 of 17 pages contained in the sequential numbering system.

                           PART 1 - FINANCIAL INFORMATION



          Item 1.   FINANCIAL STATEMENTS




          Board of Directors and Shareholders
          Stevia Company, Inc.
          Elk Grove Village, Illinois






          The accompanying balance sheet of STEVIA COMPANY, INC. at October 31, 1996 and the related statements of operations, shareholders' equity and changes in financial position for the six month periods ended October 31, 1996 and 1995 were not audited; howev-er, the financial statements for the six months periods ending October 31, 1996 and 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

          The financial statements for the year ended April 30, 1996 were not audited pursuant to Rule 210.3-11 promulgated under Securi-ties and Exchange Act of 1934; however, the financial statements for the fiscal year ending April 30, 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the fiscal year presented.








                                STEVIA COMPANY, INC.




          December 6, 1996




                                 STEVIA COMPANY, INC.
                                    BALANCE SHEET
                                        ASSETS

                                            October 31, 1996  April 30, 1996
                                              Unaudited         Unaudited
                                            ________________  _______________
   CURRENT ASSETS
      Cash                                              681          1,431
      Accounts Receivables - Other (Note 3)           7,339          7,339
      Inventories                                    26,729         26,729
      Prepaid Expenses                                  529              5
                                            ________________   ______________
             Total Current Assets                    35,278         35,504

     PROPERTY AND EQUIPMENT (Notes 1 and 3)
       Land                                           1,127          1,127
       Furniture and Equipment                       44,750         44,750
       Building                                     483,200        483,200
       Idle Equipment                               121,728        121,728
                                            ________________   ______________
                                                    650,805        650,805
     Less:  Accumulated Depreciation                (89,954)      ( 83,562)
                                            ________________   ______________
                                                    560,851        567,243
                                            ________________   ______________
   OTHER ASSETS
     Patents, Net of Amortization                    14,025         14,675
     Investment in Affiliated Company
       (Note 4)                                         -               -
                                            ________________   ______________
                                                    610,154        617,423
                                            ________________   ______________

                         LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts Payable                                31,023         33,268
     Notes Payable-Officer
      (Notes 4 and 6)                                 7,588          7,588
     Notes Payable-Other (Note 6)                     2,000              -
     Due to Affiliates (Note 5)                     338,851        328,772
     Accrued Executive Compensation                 124,524        124,524
     Deferred Rent                                      224             56
     Accrued Expenses                                11,839         11,373
                                                 ___________  ______________
             Total Current Liabilities              516,049        505,581
                                                 ___________  ______________
                                                 -----------  --------------
   NON-CURRENT LIABILITIES
     Tenant Security Deposit                          3,245          3,245
                                                 ___________  ______________
   COMMITMENTS AND CONTINGENCIES
     (Notes 5, 9 and 10)                                -             -
                                                 ___________  ______________

   SHAREHOLDERS' EQUITY (Notes 4, and 7)
     Common Stock, No Par Value, 100,000,000
     Shares Authorized as of April 30, 1996
       and October 31, 1996; Issued 32,195,300
     Shares at April 30, 1996 and October 31,
        1996                                       2,088,001     2,088,001
     Additional Paid in Capital                          100           100
     Accumulated Deficit                          (1,997,241)   (1,979,504)
                                                _____________  ______________
                                                      90,860       108,597
                                                _____________  ______________
                                                     610,154       617,423
                                                 ____________  ______________

   The accompanying notes are an integral part of the financial statements.


                               STEVIA COMPANY, INC.

                             STATEMENT OF OPERATIONS

                                    Unaudited


                                 Three Months Ended       Six Months Ended
                                     October 31,             October 31,
                                  1996        1995       1996        1995
                               __________  _________  __________  ___________
    REVENUES
      Sales                           -           -          -          -

    COST OF SALES                     -           -
                              __________  _________  __________  ___________
    Gross Profit (Loss)               -           -          -          -

     OPERATING EXPENSES
    Marketing                         -           -            28        -
    Research and Development         260          676         650      1,352
     General and Administrative   15,616       17,371      28,967     30,268
                              ___________  _________  ___________ __________
                                  15,876       18,047      29,645     31,620
                              ___________  _________  ___________  _________
    Loss From Operations         (15,876)     (18,047)    (29,645)   (31,620)
                              ____________  _________  ___________  _________

   OTHER INCOME AND (EXPENSE)
      Rental Income                5,954       5,111      11,908       9,980
                              ____________  _________  ____________  ________

                                   5,954       5,111      11,908       9,980
                              ____________  _________  ____________  ________

    NET LOSS                     ( 9,922)    (12,936)    (17,737)    (21,640)
                              ____________  _________  ____________  ________

    NET LOSS PER COMMON SHARE
       (Note 8)                   (.001)      (.001)      (.001)      (.001)
                              ____________  __________  ___________  ________

   WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING          32,195,300   32,195,300  32,195,300  32,195,300
                               __________   __________  __________  __________

  The accompanying notes are an integral part of the financial statements.


                                  STEVIA COMPANY, INC.

                            STATEMENT OF SHAREHOLDERS' EQUITY

                             SIX MONTHS ENDED OCTOBER 31, 1996

                                         Unaudited

                                                                    Total
                                             Additional             Share-
                         Common Stock        Paid-in                holders'
                     Shares        Amount    Capital     (Deficit)  Equity
                    __________  __________  _________  ___________ _________
  BALANCE
    May 1, 1996      32,195,300   2,088,001    100      (1,979,504)  108,597

  NET INCOME (LOSS)       -          -          -       (   17,737) ( 17,737)
                    __________  __________  _________  ___________ _________

  BALANCE,
   October 31, 1996  32,195,300   2,088,001    100      (1,997,241)   90,860
                    __________  __________  _________  ___________ _________

   The accompanying notes are an integral part of the financial statements

                                 STEVIA COMPANY, INC.

                        STATEMENT OF CHANGES IN FINANCIAL POSITION

                                      Unaudited

                                                 Six Months Ended October 31,
                                                      1996             1995
                                                 ______________    _________
  OPERATING ACTIVITIES:
   Net Loss                                          (17,737)       (21,640)
   Adjustments to Reconcile Net (Loss) to Net
   Cash Used by Operating Activities:
     Depreciation and Amortization                     7,043          9,022
    Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Inventories
      and Prepaid Expenses                              (524)          (549)
   Increase (Decrease) in Accounts Payable and
     Accrued Expenses                                 (1,611)           573
   Increase (Decrease) in Due to Affiliates
     (Note 4)                                         10,079         10,737
                                                  _____________    _________
   Net Cash Provided (Used) by Operating
    Activities                                        (2,750)        (1,857)
                                                  _____________    _________

 INVESTING ACTIVITIES:
   Net Cash Provided (Used) by
   Investing activities                                  -               -
                                                  _____________    _________

 FINANCING ACTIVITIES:
   Proceeds From (Repayments of) Notes (Note 6)        2,000            666
                                                  ______________   _________
  Net Cash Provided (Used) by Financing
   Activities                                          2,000            666
                                                  ______________   _________
 Increase (Decrease) in Cash and
   Cash Equivalents                                    ( 750)        (1,191)
 Cash and Cash Equivalents at
   Beginning of Period                                 1,431          1,479
                                                  ______________   _________
 Cash and Cash Equivalents at End of Period              681            288
                                                  ______________   _________

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

               Components of inventories are as follows:

                                           October 31, 1996  April 30, 1996
                                           ________________  ______________
                              Seeds             19,767           19,767
                              Leaves             6,962            6,962
                                           ________________  ______________
                                             $  26,729       $   26,729
                                           ________________  ______________

               Research  and Development, and Patents - Research and devel-
          opment expenditures, including depreciation  of laboratory equip-
          ment,  are charged  to  operations  as incurred.    The costs  of
          obtaining  patents,  primarily  legal fees,  are  capitalized and amortized over seventeen years on the straight-line method.

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

          3.   Property and Equipment:

               In  1986, the Company  completed construction of  a building for a  sweetener production  facility in  Pueblo,  Colorado on  a parcel of land (25 acres).  The net price for construction of the
          building  was $483,200.    The  Company  also  purchased  certain
          equipment for  its processing facility.   Completion of  the pro-
          cessing facility  was terminated  in 1987 due  to lack  of funds.
          See Footnote 11.




                                 STEVIA COMPANY, INC.

                             NOTES TO FINANCIAL STATEMENTS

               On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo, Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year.
          Effective on September 1, 1996, the tenant exercised its option to extend the lease for one year. At April 30, 1996 and October
          31, 1996, the Tenant owed $7,339 in upaid rent and taxes due under the lease.

          4.   Related Party Transactions:

               The Company was indebted to affiliated companies as follows:

                                                  October 31,    April 30,
                                                    1996           1996
                                                  _________      _________
               F.K. Suzuki International, Inc.    $  70,412      $  70,412
               Biosynergy, Inc.                   $ 268,439      $ 258,360
                                                  _________      _________
                         Totals                   $ 338,851      $ 328,772
                                                  _________      _________

               The amount due to F.K. Suzuki International, Inc. is the net license fees due under an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in Note 9, less certain prepayments and discounts with regard to such license agreement.

               The  Company shares  common  offices  with Biosynergy,  Inc.
          Each   company has incurred  certain shared office expenses which
          have been allocated to  the other company.   The Company has  not
          been able to reimburse Biosynergy,  Inc. on a regular basis which has resulted in a net payable  of $268,439 at October 31, 1996 as compared to a net payable of $258,360 at April 30, 1996.

               The Company and its affiliates are related through Common
          Stock ownership as follows on October 31, 1996.




                                STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS


          4.   (Continued)

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

               In June, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. Biosynergy, Inc., an affiliate, loaned $3,000 to the Company for payment of real estate taxes on the Company's Pueblo, Colorado facility. See also Note 6.

          5.   Lease Commitments:

               The Company shares offices in Elk Grove Village, Illinois with Biosynergy, Inc. The master lease for these offices, which expired October 31, 2001, is in the name of Biosynergy, Inc. The total annual base rent for these premises is $60,500.00 for year 1, $68,199.96 for years 2 and 3, and $69,300.00 for years 4 and
          5. The Company's portion is $9,075.00 for year 1, $10,230.00 for years 2 and 3, and $10,395.00 for years 4 and 5.

                                STEVIA COMPANY, INC.

                           NOTES TO FINANCIAL STATEMENTS

          6.   Notes Payable:

               Notes Payable - Officer consists of the following:

               . an unsecured note dated July 1, 1993 in the original amount of $7,588 payable to Fred K. Suzuki, President. The note is due on demand and bears interest at 10% per annum. The principal balance due at October 31, 1996 is $7,588.

               Notes Payable - Other consists of the following:

               . an unsecured note dated September 20, 1996 in the original principal amount of $3,000 payable to Biosynergy, Inc., an affiliate. The note provides for payment in 2 monthly installments of principal and interest of $1,521.57 commencing October 20, 1996 and bears interest at 11.5% per annum. The balance on this note at October 31, 1996 is $2,000.

          7.   Shareholders' Equity:

               The authorized capital stock of Stevia Company is one hundred million (100,000,000) shares of no par value Common Stock and one hundred thousand (100,000) shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the amended articles of incorporation. As of April 30, 1996 and October 31, 1996, no shares of Preferred Stock were outstanding.

               As of October 14, 1996, all of the stock options and stock appreciation rights for 230,000 shares of Common Stock granted to 4 advisors, directors, officers, consultants, and employees of the Company under the Company's special incentive plan expired. The Company had reserved 400,000 shares of its Common Stock for this plan.

               On November 1, 1989, the Company's Secretary, Lauane C. Addis, and President, Fred K. Suzuki, agreed to forego their salaries in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month they forfeited their salary at an option price of $.025 per share. Accrual of these options was terminated effective April 30, 1991. These options may be exercised until one year after the respec-tive optionee receives all deferred compensation due at October 31, 1989, the optionee's salary is reinstated, or the optionee is no longer employed by the Company, whichever is later. As of October 31, 1996, none of these options have been exercised and a total of 2,999,988 shares are subject to the options. These options provide for adjustments to prevent dilution in the event of capital reorganizations.

                                STEVIA COMPANY, INC.

                           NOTES TO FINANCIAL STATEMENTS

               Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. Conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. A total of 1,448,917 shares have been reserved for Mr. Suzuki's option. No portion of the option has been exercised as of October 31, 1996. The option provides for adjustments to prevent dilution in the event of capital reorganizations.

          8.  Income (Loss) per share:

               Net income (loss) per share is computed based on the weight-ed average number of shares of Common Stock outstanding during the period, after giving effect to stock splits. The effect of exercise of stock options has not been presented as exercise would be anti-dilutive.

          9.  Agreements, Licenses and Options:

               The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payable begin-ning in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of a set fee. There was no fee incurred during the six month period ending October 31, 1996.

          10.  Income Taxes:

               There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1996, net operating loss carryforwards are available and expire, if not used, as follows:

                                        1996               51,092
                                        1997              292,440
                                        1998              224,075
                                        1999              167,356
                                        2000              302,320
                                        2001              423,843
                                        2002              389,355
                                        2003              328,154
                                        2004              189,389
                                        2005              133,704
                                        2006               74,264
                                        2007               73,470
                                        2008               49,568
                                        2009              119,410
                                        2010               55,831
                                        2011               33,519
                                                       __________
                                                       $3,027,028
                                                      ___________

                                STEVIA COMPANY, INC.

                           NOTES TO FINANCIAL STATEMENTS


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

          11.  Management's Plans:

               In view of the fact that the Company has incurred losses of $33,519, $55,831, $118,910 for the years ended April 30, 1996,
          1995, and 1994, respectively, management of the Company recogniz-es the viability of the Company is contingent upon the Company obtaining financing so it cancommence operations or acquire alternative operations. Before the Company can realize material operating revenues from its proposed operations, the Company must equipment and commence operations of a processing facility. The cost of equipping a processing facility is significant, and therefore the Company's main objective has been to obtain such financing. Management of the Company has also pursued alterna-tives, such as licensing its technology, selling Stevia Company or its assets, or combining Stevia Company with another enter-prise. No agreements have been entered into for consummating any such transaction, and there can be no assurance such a transac-tion will be forthcoming.

          12.  Unaudited Financial Statements:

               The Company's Financial Statements for the fiscal year ending April 30,1996 were not audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. Aninactive entity is defined as an entity not having gross receipts from all sources and expendi-tures for all purposes in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options there-fore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by any exchange or governmental authority having jurisdiction. In the opinion of Management, the Company met the criteria of an inactive entity for the fiscal year ending April 30, 1996.

          Item 2.   MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

          SALES/REVENUES
          ______________

               The Company had no sales during the quarter ending October 31, 1996 ("2nd Quarter") or the six month period ending October 31, 1996. The Company did not produce rebaudioside A or other products on a commercial basis during these periods, and was not expected to have sales. Subject to commencement of commercial operations, Management continues to believe that a market for its Stevia products could be developed.

               During the quarter ending October 31, 1996, the Company realized rental income of $5,954 from leasing its Pueblo, Colora-do facility under a three-year lease (commencing September 1,
          1993) to an unaffiliated third party. This lease grants the tenant first right of refusal upon the sale of other disposition of the Pueblo facility and provides for two one-year options. Effective September 1, 1996, the tenant exercised its right to extend the lease for the first option year. The lease provides for rent of $19,743 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year.

          COSTS AND EXPENSES
          __________________

               The overall operating expenses of the Company decreased by $2,171 or 12.02% during the 2nd Quarter as compared to the same quarter ending in 1995 and decreased by $1,975 or 6.25% during the six month period ended October 31, 1996 as compared to the six month period ended October 31, 1995. Most of the current expenses are overhead and general and administration items required to maintain the Company and its Pueblo, Colorado proper-ty. It is not anticipated that the expenses of the Company will materially change until the Company receives financing or com-mences alternative operations.

          NET LOSS
          ________

               The Company realized a net loss of $9,922 in the 2nd Quarter as compared to a net loss of $12,936 in the comparative quarter in 1995 and realized a net loss of $17,737 for the six month period ending October 31, 1996 as compared to a net loss of $21,640 during the same period in 1995. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company produces its sweeteners and other products for sale or can obtain alternative revenues. See "LIQUIDITY AND CAPITAL RESOURCES" below.

                As of April 30, 1996, the Company has incurred net operat-ing losses aggregating $3,027,028. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not materially alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 10 to the Financial Statements for the 2nd Quarter. See "FINANCIAL STATEMENTS."

          ASSETS/LIABILITY RATIO
         ______________________

               The  ratio of current assets to current liabilities (.068 to
          1) is not acceptable taking into consideration the Company's cash flow position. The Company's current assets consist primarily of inventory and a receivable from the lessee of the Company's Pueblo, Colorado facility. It is unknown how much inventory the Company can sell, if any. The Company is not producing inventory and there can be no assurance of long-term revenues, if any. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for use in its initial pro-cessing operations or for sale, and seeds which may be used for growing more leaves. See "LIQUIDITY AND CAPITAL RESOURCES" below.

          LIQUIDITY AND CAPITAL RESOURCES
          _______________________________

               The Company's net working capital decreased by $10,694 during the six month period ending October 31, 1996. The Compan-y's negative net working capital is due to the continuing losses of the Company. The Company had $1,431 in cash and $7,339 in receivables at October 31, 1996. This amount is insufficient to provide working capital for the ensuing quarter. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit.

               The Company's ability to generate cash adequate to meet its future needs depends upon its ability to obtain financing for revenue producing operations. In the event the Company is unable to obtain financing, management will seek out alternatives, such as licensing the Company's technology, selling the Company or its assets, leasing the Company's Pueblo facility, or combining the Company with other businesses. In this regard, the Company borrowed $3,000 from Biosynergy, Inc., an affiliate, ("BSI") and used the proceeds to pay real estate taxes on the Pueblo, Colora-do facility. See footnote 6 of the "FINANCIAL STATEMENTS".

               The Company and BSI share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of April 30, 1996 was $258,360 and $268,439 as of October 31, 1996. The amounts due to BSI reflect on-going trans-actions in the ordinary course of business and do not represent any extraordinary transactions. Expenses include rent, salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company believes it is more economical to share these expenses with BSI, and will likely continue to do so in the near future. However, there is no assurance BSI will be in a position or agree to continue to extend credit to the Company for these shared expens-es.

               On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. See "SALES/REVENUES". The proceeds from such lease are used to offset expenses of the facility and to cover a portion of the general and administrative expenses of the Compa-ny. However, the cash flow from leasing the facility is not sufficient to cover all of the expenses of the Company for the ensuing year, and furthermore, there can be no assurance the Company will be able to continue leasing the facility.

               The Company owns 1,900,000 shares of BSI common stock. Such common stock can be traded in the over-the-counter market and stock prices are recorded on "pink sheets." The bid price at October 31, 1996 is unknown. Although the Company is free to currently sell these shares of Biosynergy, Inc. common stock, it does not have plans to do so in the near future. See Footnote 4 of the "FINANCIAL STATEMENTS."

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

                    (b)  By-Laws (ii)

               (10) Material Contracts.

                    (a) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc.
                         (iii)

                    (b)  Promissory Note dated July 1, 1993 payable to Fred
                         K. Suzuki in the amount of $7,587.75. (iii)

                    (c) Installment Promissory Note dated September 20, 1996, payable to Biosynergy, Inc. in the amount of $3,000.

               (15) Letter dated December 6, 1996, regarding interim finan-cial information. (iv)

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

          STEVIA COMPANY, INC.

          Date December 11, 1996             /s/ FRED K. SUZUKI /s/
                                             ______________________________
                                             Fred K. Suzuki, President,
                                             Chairman of the Board, Chief
                                             Accounting Officer and
                                             Treasurer

          Date December 11, 1996             /s/ LAUANE C. ADDIS /s/
                                             ______________________________
                                             Lauane C. Addis, Secretary,
                                             Corporate Counsel and
                                             Director

                                 SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          STEVIA COMPANY, INC.

          Date December 11, 1996
                                             ______________________________
                                             Fred K. Suzuki, President,
                                             Chairman of the Board,
                                             Chief Accounting Officer and
                                             Treasurer

          Date December 11, 1996
                                             ______________________________
                                             Lauane C. Addis, Secretary,
                                             Corporate Counsel and
                                             Director

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q

                    Annual Report Pursuant to Section 13 or 15(d)


                                        of

                      THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the period ending October 31, 1996
                           Commission File Number: 0-11718

                                  STEVIA COMPANY, INC.
           _________________________________________________________________
                     (Exact name of registrant as specified in charter)

                                1940 East Devon Avenue
                          Elk Grove Village, Illinois 60007

                                   (847) 593-0226
          _________________________________________________________________
            (Address  and telephone number of registrant's principal execu-
             tive office on a principal place of business)


                                       EXHIBITS
                                       ________


                                     EXHIBIT INDEX
                                     _____________


                                                                Page
                                                                Numbering
                                                                Pursuant to
                                                                Sequential
          Exhibit                                               Numbering
          Number            Exhibit                             System
          _________________________________________________________________

          10(c)            Promissory Note                         E-3

          27               Financial Data Schedule                 E-1