Form 10-Q
period 1997-01-31
STEVIA CO INC
filed 1997-03-17
CIK 731933

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended January 31, 1997

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






          The accompanying balance sheet of STEVIA COMPANY, INC. at January 31, 1997 and the related statements of operations, shareholders' equity and changes in financial position for the nine month periods ended January 31, 1997 and 1996 were not audited; howev-er, the financial statements for the nine months periods ending January 31, 1997 and 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

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








                                STEVIA COMPANY, INC.




          March 7, 1997

                                 STEVIA COMPANY, INC.
                                    BALANCE SHEET
                                        ASSETS
                                             January 31, 1997  April 30, 1996
                                                  Unaudited       Unaudited
                                                _____________  ______________
     CURRENT ASSETS
        Cash                                            1,964          1,431
        Accounts Receivable - Other (Note 3)            8,153          7,339
        Inventories                                    26,729         26,729
        Prepaid Expenses                                  583              5
                                                _____________  ______________
               Total Current Assets                    37,429         35,504
     PROPERTY AND EQUIPMENT (Notes 1 and 3)
       Land                                             1,127          1,127
       Furniture and Equipment                         44,750         44,750
       Building                                       483,200        483,200
       Idle Equipment                                 121,728        121,728
                                                 _____________  _____________
                                                      650,805        650,805
       Less:  Accumulated Depreciation                (95,067)       (83,562)
                                                 _____________  _____________
                                                      555,738        567,243
                                                 _____________  _____________
     OTHER ASSETS
       Patents, Net of Amortization                    13,505         14,675
       Investment in Affiliated Company
         (Note 4)                                         -               -
                                                  ____________  _____________
                                                      606,672        617,423
                                                  ____________  _____________

                         LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Accounts Payable                                31,597         33,268
       Notes Payable-Officer
        (Notes 4 and 6)                                 7,588          7,588
       Notes Payable-Other (Note 6)                        -              -
       Due to Affiliates (Note 4)                     343,758        328,772
       Accrued Executive Compensation                 124,524        124,524
       Deferred Rent                                      308             56
       Accrued Expenses                                14,705         11,373
                                                  ___________  ______________
               Total Current Liabilities              522,480        505,581
                                                  ___________  ______________
                                                  -----------  --------------
     NON-CURRENT LIABILITIES
       Tenant Security Deposit                          3,245          3,245
                                                  ___________  ______________

     COMMITMENTS AND CONTINGENCIES
       (Notes 5, 9 and 10)                                 -             -
                                                  ___________  ______________

     SHAREHOLDERS' EQUITY (Notes 4 and 7)
       Common Stock, No Par Value, 100,000,000
        Shares Authorized as of April 30, 1995
        and January 31, 1996; Issued 32,195,300
        Shares at April 30, 1995 and January 31,
          1996                                       2,088,001     2,088,001
       Additional Paid in Capital                          100           100
       Accumulated Deficit                          (2,007,154)   (1,979,504)
                                                  ____________  _____________
                                                        80,947       108,597
                                                  ____________  _____________
                                                       606,672       617,423
                                                  ____________  _____________

     The accompanying notes are an integral part of the financial statements.

                                          3


                                  STEVIA COMPANY, INC.

                                STATEMENT OF OPERATIONS

                                       Unaudited

                                  Three Months Ended       Nine Months Ended
                                      January 31,             January 31,
                                     1997        1996       1997        1996
                                  __________  _________  __________  ________
     REVENUES
       Sales                           -           -          -          -

     COST OF SALES                     -           -          -          -
                                  __________  _________  __________  ________
     Gross Profit (Loss)               -           -          -          -

     OPERATING EXPENSES
     Marketing                         -           -            28       -
     Research and Development         520          676       1,171      2,028
     General and Administrative    16,161       14,865      45,127     45,132
                                  ___________  _________  ___________ _______
                                   16,681       15,541      46,326     47,160
                                  ___________  _________  ___________ _______

     Loss From Operations         (16,681)     (15,541)    (46,326)  (47,160)
                                  ___________  _________  ___________ _________

     OTHER INCOME AND (EXPENSE)
     Rental Income                  6,768       5,392       18,676     15,372
                                 ___________  _________  ___________ ________
                                    6,768       5,392       18,676     15,372
                                 ___________  _________  ___________ ________
     NET LOSS                      (9,913)    (10,149)     (27,650)   (31,788)
                                 ____________  _________  ___________ _______


     NET LOSS PER COMMON SHARE
         (Note 8)                 (.001)      (.001)       (.001)    (.001)
                               ___________  __________  ___________ _______

   WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING         32,195,300   32,195,300   32,195,300  32,195,300
                              ___________  __________  ____________ __________














     The accompanying notes are an integral part of the financial statements.


                                   STEVIA COMPANY, INC.

                           STATEMENT OF SHAREHOLDERS' EQUITY

                           NINE MONTHS ENDED JANUARY 31, 1997

                                       Unaudited
                                                                       Total
                                                Additional             Share-
                            Common Stock        Paid-in                holders'
                        Shares        Amount    Capital     (Deficit)  Equity
                      __________  __________  _________  ___________ _________
  BALANCE
    May 1, 1996      32,195,300   2,088,001    100      (1,979,504)  108,597

  NET INCOME (LOSS)       -          -          -       (   27,650) ( 27,650)
                      __________  __________  _________  ___________ _________

  BALANCE,
   January 31, 1997  32,195,300   2,088,001    100      (2,007,154)   80,947
                      __________  __________  _________  ___________ _________



    The accompanying notes are an integral part of the financial statements


                              STEVIA COMPANY, INC.

                   STATEMENT OF CHANGES IN FINANCIAL POSITION

                                    Unaudited

                                              Nine Months Ended January 31,
                                                  1997             1996
                                               ______________    _________
  OPERATING ACTIVITIES:
  Net Loss                                          (27,650)       (31,788)
  Adjustments to Reconcile Net (Loss) to Net
    Cash Used by Operating Activities:
  Depreciation and Amortization                      12,675         13,533
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Receivables                 (814)        (3,688)
    (Increase) Decrease in Inventories
     and Prepaid Expenses                              (578)          (607)
  Increase (Decrease) in Accounts Payable and
    Accrued Expenses                                  1,914          5,714
  Increase (Decrease) in Due to Affiliates
    (Note 4)                                         14,986         16,141
                                                _____________     _________
  Net Cash Provided (Used) by Operating
    Activities                                          533           (695)
                                                _____________      _________

 INVESTING ACTIVITIES:
   Net Cash Provided (Used) by
   Investing activities                                  -               -
                                                 _____________    _________

 FINANCING ACTIVITIES:
  Proceeds From (Repayments of) Notes (Note 6)          -             (692)
                                                  _____________   _________
  Net Cash Provided (Used) by Financing
    Activities                                          -             (692)
                                                  _____________   _________
  Increase (Decrease) in Cash and
  Cash Equivalents                                      533         (1,387)
  Cash and Cash Equivalents at
  Beginning of Period                                 1,431          1,479
                                                  ______________   _________

  Cash and Cash Equivalents at End of Period          1,964             92
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

               Components of inventories are as follows:

                                           January 31, 1997  April 30, 1996
                                           ________________  ______________

                              Seeds             19,767           19,767
                              Leaves             6,962            6,962
                                             _____________  ______________
                                             $  26,729      $    26,729
                                             _____________  ______________


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

                                 STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS


               On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo, Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. Effective on September 1, 1996, the tenant exercised its option to extend the lease for one year. At April 30, 1996 the tenant owed $7,339 and on January 31, 1997 $8,153 in unpaid rent and taxes due under the lease.

          4.   Related Party Transactions:

               The Company was indebted to affiliated companies as follows:

                                                  January 31,    April 30,
                                                    1997           1996
                                                  _________      _________
               F.K. Suzuki International, Inc.    $  70,412      $  70,412
               Biosynergy, Inc.                   $ 273,346      $ 258,360
                                                  _________      _________
                         Totals                   $ 343,758      $ 328,772
                                                  _________      _________

               The amount due to F.K. Suzuki International, Inc. is the net license fees due under an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in Note 9, less certain prepayments and discounts with regard to such license agreement.

               The Company shares common offices with Biosynergy, Inc. Each company has incurred certain shared office expenses which have been allocated to the other company. The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payable of $273,346 at January 31, 1997 as compared to a net payable of $258,360 at April 30, 1996.

               The Company and its affiliates are related through Common Stock ownership as follows on January 31, 1997.

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
       Director

                                 STEVIA COMPANY, INC.

                             NOTES TO FINANCIAL STATEMENTS

          4.   (Continued)

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

               In June, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. Biosynergy, Inc., an affiliate, loaned $3,000.00 to the Company for payment of real estate taxes on the Company's Pueblo, Colora-do facility. This loan was paid with interest on December 12, 1996. See also Note 6.

          5.  Lease Commitments:

               The Company shares offices in Elk Grove Village, Illinois with Biosynergy, Inc. The master lease for these offices, which expires January 31, 2001, is in the name of Biosynergy, Inc. The total annual base rent for these premises is $60,500.00 for year 1, $68,199.96 for years 2 and 3, and $69,300 for years 4 and 5. The Company's portion is $9,075.00 for year 1, $10,230 for years 2 and 3, and $10,395 for years 4 and 5.

          6.   Notes Payable:

               Notes Payable - Officer consists of the following:

               . an unsecured note dated July 1, 1993 in the original amount of $7,588 payable to Fred K. Suzuki, President. The note is due on demand and bears interest at 10% per annum. The principal balance due at January 31, 1997 is $7,588.

               Notes Payable - Other consists of the following:

               . an unsecured note dated September 20, 1996 in the amount of $3,000.00 payable to Biosynergy, Inc., an affiliate. The note provides for payment in 2 monthly installments of principal and interest of $1,521.57 commencing October 20, 1996 and bears interest at 11.5% per annum. The balance of this note was paid on December 12, 1996.

     7.   Shareholders' Equity:

               The authorized capital stock of Stevia Company is one hundred million (100,000,000) shares of no par value Common Stock and onehundred thousand(100,000) shares of$100 parvalue Preferred Stock.

                                STEVIA COMPANY, INC.

                           NOTES TO FINANCIAL STATEMENTS


          The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred
          Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the amended articles of incorporation. As of April 30, 1996 and January 31, 1997, no shares of Preferred Stock were outstanding.

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

               Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. Conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. A total of 1,448,917 shares have been reserved for Mr. Suzuki's option. No portion of the option has been exercised as of January 31, 1997. The option provides for adjustments to prevent dilution in the event of capital reorganizations.

          8.  Income (Loss) per share:

               Net income (loss) per share is computed based on the weight-ed average number of shares of Common Stock outstanding during the period, after giving effect to stock splits. The effect of exercise of stock options has not been presented as exercise would be anti-dilutive.

                           STEVIA COMPANY, INC.

                      NOTES TO FINANCIAL STATEMENTS


          9.  Agreements, Licenses and Options:

               The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payable begin-ning in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of a set fee. There was no fee incurred during the nine month period ending January 31, 1997.

          10.  Income Taxes:

               There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1996, net operating loss carryforwards are available and expire, if not used, as follows:

                                        1996               51,092
                                        1997              292,440
                                        1998              224,075
                                        1999              167,356
                                        2000              302,320
                                        2001              423,843
                                        2002              389,355
                                        2003              328,154
                                        2004              189,389
                                        2005              133,704
                                        2006               74,264
                                        2007               73,470
                                        2008               49,568
                                        2009              119,410
                                        2010               55,831
                                        2011               33,519
                                                        _________
                                                       $3,027,028

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

                                STEVIA COMPANY, INC.

                           NOTES TO FINANCIAL STATEMENTS


          11.  Management's Plans:

               In view of the fact that the Company has incurred losses of $33,519, $55,831 and $118,910 for the years ended April 30, 1996,
          1995, and 1994, respectively, management of the Company recogniz-es the ability of the Company to continue is contingent upon the Company obtaining financing so it can commence operations or
          acquire alternative businesses.   Before the Company  can realize
          material operating revenues from its proposed operations, the Company must equipment and commence operations of a processing facility. The cost of equipping a processing facility is signif-icant, and therefore the Company's main objective has been to
          obtain  such  financing.   Management  of  the Company  has  also
          pursued alternatives, such as licensing its technology, selling Stevia Company or its assets, or combining Stevia Company with another enterprise. No agreements have been entered into for consummating any such transaction, and there can be no assurance such a transaction will be forthcoming.

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

          SALES/REVENUES
          ______________

               The Company had no sales during the quarter ending January 31, 1997 ("3rd Quarter") or the nine month period ending January 31, 1997. The Company did not produce rebaudioside A or other products on a commercial basis during these periods, and was not expected to have sales. Subject to commencement of commercial operations, Management continues to believe that a market for its Stevia products could be developed.

               During the 3rd Quarter, the Company realized rental income of $6,768 from leasing its Pueblo, Colorado facility under a three year lease to an unaffiliated third party. This lease grants the tenant first right of refusal upon the sale or other disposition of the Pueblo facility and provides for two one-year options. Effective September 1, 1996, the tenant exercised its right to extend the lease for the first option year. The lease provides for rent of $19,743 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year.

          COSTS AND EXPENSES
          __________________

               The overall operating expenses of the Company increased by $1,140 or 7.34% during the 3rd Quarter as compared to the same quarter ending in 1996 and decreased by $834 or 1.77% during the nine month period ended January 31, 1997 as compared to the nine month period ended January 31, 1996. Most of the current expenses are overhead and general and administration items required to
          maintain the  Company and its  Pueblo, Colorado property.   It is
          not anticipated that the expenses of the Company will materially change until the Company receives financing or commences alterna-tive operations.

          NET LOSS
          ________

               The Company realized a net loss of $9,913 in the 3rd Quarter as compared to a net loss of $10,049 in the comparative quarter in 1996 and realized a net loss of $27,650 for the nine month period ending January 31, 1997 as compared to a net loss of $31,788 during the same period in 1996. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company produces its sweeteners and other products for sale or can obtain alternative revenues. See "LIQUIDITY AND CAPITAL RESOURCES" below.

                As of April 30, 1996, the Company has incurred net operat-ing losses aggregating $3,027,028. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not materially alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 10 to the Financial Statements for the 3rd Quarter. See "FINANCIAL STATEMENTS."

          ASSETS/LIABILITY RATIO
          ______________________

               The ratio of current assets to current liabilities  (.012 to
          1)  is not  acceptable due  to the  Company's negative  cash flow position. The Company's current assets consist primarily of inventory and a receivable from the tenant of the Company's Pueblo, Colorado facility. It is unknown how much inventory the Company can sell, if any. The Company is not producing inventory and there can be no assurance of long-term revenues, if any. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for use in its initial pro-cessing operations or for sale, and seeds which may be used for growing more leaves. See "LIQUIDITY AND CAPITAL RESOURCES" below.

          LIQUIDITY AND CAPITAL RESOURCES
          _______________________________

               The Company's net working capital decreased by $14,974 during the nine month period ending January 31, 1997. The Company's negative net working capital is due to the continuing losses of the Company. The Company had $1,964 in cash and $8,153 receivables at January 31, 1997. This amount is insufficient to provide working capital for the ensuing quarter. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit.

               The Company's ability to generate cash adequate to meet its future needs depends upon its ability to obtain financing for the purpose of beginning revenue producing operations. In the event the Company is unable to obtain financing, management will seek out alternatives, such as licensing the Company's technology, selling the Company or its assets, leasing the Company's Pueblo facility, or combining the Company with other businesses. In this regard, see footnote 6 of the "FINANCIAL STATEMENTS" regard-ing certain loans made to the Company.

               The Company and an affiliate, Biosynergy, Inc. ("BSI"), share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of April 30, 1996 was $258,360 and $273,346 as of January 31, 1997. The
          amounts due to BSI reflect on-going transactions in the ordinary course of business and do not represent any extraordinary trans-actions. Expenses include rent, salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company believes it is more economi-cal to share these expenses with BSI, and will likely continue to do so in the near future. However, there is no assurance BSI will be in a position or agree to continue to extend credit to the Company for these shared expenses.

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

               The Company owns 1,900,000 shares of BSI common stock. Such common stock can be traded in the over-the-counter market and stock prices are recorded on "pink sheets." The bid price at January 31, 1997 was estimated to be $.01 per share. Although the Company is free to currently sell these shares of Biosynergy, Inc. common stock, it does not have plans to do so in the near future. See Footnote 4 of the "FINANCIAL STATEMENTS."

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

                    (b)  By-Laws (ii)

               (10) Material Contracts.

                    (a) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc.
                         (iii)

                    (b)  Promissory Note dated July 1, 1993 payable to Fred
                         K. Suzuki in the amount of $7,587.75. (iii)

                   (c) Installment Promissory Note dated September 20, 1996 payable to Biosynergy, Inc. in the amount of $3,000. (iv)

               (15) Letter dated March 7, 1997, regarding interim financial information. (v)

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

                    (ii) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1987 filed with the Securities and Exchange Commission.

                   (iii) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1994 filed with the Securities and Exchange Commission.

                    (iv) Incorporated by reference to Form 10Q for the Quarter ending October 31, 1996 filed with Securities and Ex-change Commission.

                    (v) This Exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                                     SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          STEVIA COMPANY, INC.

          Date March 7, 1997            /s/ FRED K. SUZUKI /s/
                                        _______________________________
                                        Fred K. Suzuki, President,
                                        Chairman of the Board, Chief
                                        Accounting Officer and Treasurer

          Date March 7, 1997            /s/ LAUANE C. ADDIS /s/
                                        _______________________________
                                        Lauane C. Addis,  Secretary,
                                        Corporate Counsel and Director

                                SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          STEVIA COMPANY, INC.

          Date March 7, 1997                ________________________________
                                            Fred K. Suzuki, President,
                                            Chairman of the Board,
                                            Chief Accounting Officer and
                                            Treasurer

          Date March 7, 1997                _______________________________
                                            Lauane C. Addis, Secretary,
                                            Corporate Counsel and Director

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10Q

                    Annual Report Pursuant to Section 13 or 15(d)

                                          of

                       THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the period ending January 31, 1997
                           Commission File Number: 0-11718

                                STEVIA COMPANY, INC.
         ________________________________________________________________
                     (Exact name of registrant as specified in charter)

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