Form 10-K
period 1997-04-30
STEVIA CO INC
filed 1997-07-29
CIK 731933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934 [FEE REQUIRED]

                        For the fiscal year ended 4/30/97
                                     _______

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

     Title of each class                                  NONE
                                                     _____________

     Name of each exchange on which registered            NONE
                                                     _____________

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

Yes   X   No
    -----     -----

      Indicate by check mark if  disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

 Page one of _____ pages contained in  the sequential numbering system.  The
 Exhibit Index may be found on page E-1 of the sequential numbering system.

 The estimated aggregate market value of the voting stock held by non-affiliates of the registrant on July 1, 1997 was estimated to be approximately $14,000. The number of shares of common stock outstanding on April 30, 1997 was 32,195,300 shares.

 No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 14.

                                       PART I

 Item 1.  Description of Business.

 General Development of Business.
 ________________________________

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

 During the fiscal year ending April 30, 1997, the Company was dormant. The Company's efforts were primarily directed toward obtaining financing, alternative businesses, and promoting the Company. Although the Company's activities did not yet lead to any material contracts or financing arrangements, management believes that its efforts may lead to an arrangement whereby the Company will be able to realize its potential.

 Since there can be no certainty the Company will commence profitable operations, the Company may be required to liquidate equipment, and ultimately a building and land owned by the Company located in Pueblo, Colorado, (see "Description of Property") to provide for its financial needs. Nevertheless, there can be no assurance funds from the liquidation of all or a portion of such assets would be sufficient to provide for the Company's financial requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Except as stated above, there were no significant contracts or developments with regard to the Company's business during the past fiscal year.

 Financial Information about Industry Segments.
 _____________________________________________

 During the past fiscal year, the Company did not have any revenues from operations. See "General Development of Business."

 Narrative Description of Business.
 _________________________________

 As described above under "General Development of Business," the Company was primarily organized for the purpose of developirketing natural sweeteners and other products from a variety of the Stevia plan. Further information about the proposed products of the Company is set forth below.

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

 The Stevia plant produces eight diterpene glycosides ("DTGS"). They are Steviolbioside, Stevioside, rebaudioside A, rebaudioside B, rebaudioside C, rebaudioside D, rebaudioside E and Dulcoside A. Rebaudioside A and Stevioside are the two major DTGs contained in the Company's proprietary variety of Stevia plant. Rebaudioside A is the sweetest DTG, and also has a taste most closely resembling that of sucrose (beet sugar, cane sugar). The Company intends to commercialize rebaudioside A as its primary sweetener. The Company owns the rights to U.S. Patent 4,612,944 and European Patent Office Patent Number 0154235 for use of Stevia leaves, the DTGs and any product containing the DTGs at flavor enhancement or modification levels. The Company also hold4,082,858 for rebaudioside A and any product containing elevated levels of rebaudioside A, which expired April 4, 1995. See "Patents and Trademarks."

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

 Proposed Manufacturing and Farming Operations. To date, the Company has not commercially produced its proposed products. The Company intended to inventory, maintain, and staff an extraction facility located in the Pueblo Memorial Airport Facility, Pueblo, Colorado, but the financing needed to equip the facility to make it operational has been prohibitive. It is estimated that equipping the processing facility will cost in excess of $2,500,000, plus start-up costs. The Company has sought financing for the processing facility, but has been unable to procure such financing. There can be no assurance such financing will be available in the future.

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

 Since most of the Company's proposed products will be sold to industrial users for incorporation the Company will not be required to have a large sales force. It is intended that the Company will form a small, technically oriented sales force.

 Sources and Availability of Raw Materials. The Company is not currently using raw materials, and thus believes its source and availability of raw materials to be satisfactory. It should be noted, however, that the
 Company's proposed products are primarily derived from Stevia rebaudiana var. P.J. Suzuki, which has been grown in limited quantities by the Company in the United States. The Company is not currently growing any Stevia leaves, although it has a limited supply of leaves ready for sale and processing, and has seed and materials available to re-establish farming operations, when needed. Other varieties of the Stevia plant are currently being grown in Thailand, Korea, the Peoples Republic of China and Japan. At present, there are no known growers of the Stevia plant in the United States. In the event of FDA approval of the Company's sweeteners of flavor enhancers, significant foreign sales, or sales of the Company's other Stevia products, the Stevia leaf requirements will exceed the Company's current supply and the Company would have to initiate significant farming operations, purchase the plant material on a contract basis from unaffiliated growers, or import leaf material from foreign growers. There is no assurance that any of the above can be done on terms acceptable to the Company. See "Proposed Manufacturing and Farming Operations."

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

 The Company also holds rights under the United States Department of Agriculture (USDA Plant Variety Protection Certificate No. 8200065, expiration date October 20, 2000) for Stevia rebaudiana var. P.J. Suzuki. Tty Protection Act of 1970 grants certain protections to developers of novel varieties of sexually reproduced plants. The Company's novel variety, Stevia rebaudiana var. P.J. Suzuki, was recognized by the USDA to have novel characteristics including improved seed viability, improved yield of rebaudioside A, and improved resistance to frost and flood. The Company intends to utilize this particular plant variety for all of its production needs.

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

 Working Capital Items. The Company has attempted whenever possible. To this end, the Company attempts to keep overhead at minimum levels. The Company believes that it will be able to obtain adequate inventory to supply its customers in the United States and abroad, on a timely basis, by careful planning and forecasting of demand for its products when available. However, the Company does not currently have working capital available for this purpose.

 Based on the operating expenses for the fiscal year ending in 1997, management believes the current working capital is not sufficient for the fiscal year ending in 1998. The Company is seeking financing or arrangements with business partners. The Company's cash flow during Fiscal 1997 was derived from leasing its facility in Pueblo, Colorado, advances from an affiliate, Biosynergy, Inc., and loans from individuals, including Fred K. Suzuki, President. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Party Transactions."

 Major Customers. The Company did not have sales in Fiscal 1997 and did not acquire any significant customers or contracts during Fiscal 1997.

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

 Acesulfame K is a non-caloric synthetic sweetener discovered in West Germany and has been developed by American Hoechst Corporation. The sweetener is reportedly 130-200 times sweeter than sugar with some bitter aftertaste when used as the sole sweetener in a product. Acesulfame K has good acid and temperature stability, and safety studies have reported no "ill effects" to date. On July 29, 1988, it was announced that the FDA approved acesulfame K for use as a food additive in the United States. It is marketed under the trade name "Sunette." The sweetener has also been approved for use in the

 United  Kingdom and West Germany.   Management of  the Company believes the
 superior taste characteristics of rebaudioside A and its natural source would allow it to compete with acesulfame K.

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

 Potential competitors of the Company have substantially larger resources, technical staffs, managing capabilities and sales and service organizations than the Company. Despite the Company's patents and other proprietary protection with respect to certain of its products and processes, the achievement by any competitor of a substantial technological advance in similar products or processes and the successful marketing of such products could cause a severe reduction in the pricing and in re the proposed products of the Company.

 Research  and Development.   The  Company currently  is not  conducting any
 research and development  directed to developing its  proposed products due
 to lack of funding.   Previous research was directed to  the development of
 improved methods of extracting and purifying rebaudioside A from Stevia leaf material, improve growing techniques, and research required for the
 processing  facility  in  Pueblo,   Colorado,  including  quality   control
 procedures. The amount expensed as research and development costs during the fiscal years ending April 30, 1995, 1996 and 1997 were primarily for overhead expenses, and not for research and development conducted for any
 particular purpose.   There were  no amounts spent during  the fiscal years
 ending in  1995   1996 and  1997 on consumer-sponsored research  activities
 relating to  the development of  new products, services, or  techniques, or
 the improvement thereof.  Government  Regulation.   The Company  is subject
 to stringent  government regulation  regarding  the conduct  of  certain portions of its business. Products of the Company which are to be used as food additives in the United States are subject to a pre-clearance process and regulation by the FDA or other governmental authorities. The Company has not submitted a food additive petition to the FDA for its rebaudioside A sweetener, its DTG flavor enhancers, or any other products, and it has not yet initiated complete toxicity testing of these materials, which takes approximately three years to complete and is required in
 connection with  the submission of  such petition.    There can  be no
 assurance that  the results  of the toxicity studies will be favorable.

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

 Environmental Protection Expenditures. The Company's operations are not currently subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, nor has there been or is there expected to be any capital expenditures made to comply with such laws during the next fiscal year.

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

 Financial Information About Foreign and Domestic Operations and Export Sales. The Company did not sell any of its proposed products in foreign markets during the fiscal year ending April 30, 1997. See "Proposed Marketing and Distribution."

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

 Although the Company does not have farming or propagation sites for seeds, seedlings, and Stevia leaves, management believes that in the event it becomes necessary, land, green housing and storage facilities on a rental or purchase basis will be available. If necessary, the Company intends to contract with independent farmers to supply Stevia leaves, if needed. See "Proposed Manufacturing and Farming Operations."

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

 Item 4.  Submission of Matters to a Vote of Security Holders.
 None.

                                 Part II

 Item 5.   Market  for Registrant's  Common  Stock and  Related  Shareholder
           Matters.

 Market Information.

 The Company's Common Stock is traded in the over-the-counter market, however, there is no established trading market due to limited and sporadic trades. The Company's common stock is not quoted on any recognized exchange or market. The Company's common stock prices are quoted in the Stock Section of the National Daily Quotation Service ("Pink Sheets").
 These quotations do not necessarily reflect actual transactions nor represent the actual value or trading price of the Company's common stock. Additional information is also available from broker-dealers trading such common stock. Price information for Fiscal 1996 and 1997 was not available.

 Holders.   As of April 30, 1997, there were approximately 800 holders of record of the Company's Common Stock.

 Dividends. The Company has never declared any dividends. The Company does not intend to declare and pay any dividends until such time as the Company attains a profitable status and has provided for all of its capital requirements.

Item 6. Selected Financial Data. Below is selected financial data for the fiscal years ending April 30, 1997, 1996, 1995, 1994, and 1993.

               Fiscal       Fiscal       Fiscal       Fiscal       Fiscal
               Year         Year         Year         Year         Year
               Ended        Ended        Ended        Ended        Ended
               April 30,    April 30,    April 30,    April 30,    April 30,
               1997         1996         1995         1994         1993
              _________    _________    _________    _________    ________
             Unaudited(1) Unaudited(1) Unaudited(1) Unaudited(1) Unaudited(1)

  Net Sales         -            -            -        $  4,127    $17,200
   Loss From
   Operations  ($ 37,407)   ($ 33,519)   ($55,831)(3)($118,910)(2)($51,569)
   Loss From
   Operation
   per Common
   Share       ($   .001)   ($   .001)    ($   .002)  ($   .004)   ($   .001)

  Total Assets  $606,588     $617,423      $629,582    $667,991     $720,491
 Long-Term
  Obligations      -             -            -            -              -
 Shareholders
  Equity       $ 71,190     $108,597      $142,116    $197,947     $316,857
 Cash Dividends
  declared per
  share          NONE        NONE           NONE         NONE         NONE
 _______________

 (1) The Company's financial statements for the fiscal year ending April 30, 1993, 1994, 1995, 1996 and 1997 have not been audited pursuant to Rule 210.3-11 of Regulation S-X promulgated under the Securities Exchange Act of 1934. See "Financial Statements and Supplementary Data."

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


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Net Sales/Net Revenues

 The Company had no sales of any products during Fiscal 1995, 1996, or 1997. The Company did not produce rebaudioside A, or other products, on a commercial basis during the fiscal year ending April 30, 1995, 1996 or 1997. See "Proposed Manufacturing and Farming Operations."

 The Company realized other income primarily as a result of leasing its production facility in Pueblo, Colorado to an unaffiliated third parties during fiscal years ending April 30, 1995, 1996 and 1997. On September 1,

 1993, the Company entered  into a three-year lease for its  Pueblo facility
 with an  unaffiliated party.   The lease provides for  two one-year options.
 The first of such options was exercised by the tenant. The lease provides for rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year.
 See "Liquidity and Capital Resources".   The remaining miscellaneous income
 was due to prior period adjustments and write off of certain accounts payable.

 Costs and Expenses - The overall operating expenses of the Company increased during Fiscal 1997 as compared to Fiscal 1996 by $1,403, and decreased by $2,087 as compared to the fiscal year ending April 30,
 1995.   The  decrease  in operating expenses was primarily a result of a reduction in common expenses allocated to the  Company for  employees,
 supplies  and the facilities  in Elk  Grove Village,   Illinois  because  of
 the  Company's  continued  slow  down  in operations.  See "Liabilities"
 below.   The increase in expenses for Fiscal 1997 is primarily related to increased rent costs for the Company s offices in Elk Grove  Village,
 Illinois.   The Company has limited  expenditures to only those necessary to maintain the Company. Most of the current expenses are overhead and administrative items.

 Loss on Sale of Equipment - Due to the need for working capital, the Company sold a portion of the equipment purchased for use in its sweetener production facility for $8,000 in Fiscal 1995. The proceeds were used
 primarily to  retire debt.   The Company realized a loss of $9,500 on this
 transaction.

 Net Loss - The  Company's net loss was  $37,407 for the fiscal year  ending in 1997 as compared to $33,519 in Fiscal 1996 and $55,831 in Fiscal 1995. Included in the net loss for Fiscal 1995 is a loss of $9,500 due to the sale of equipment. In Fiscal 1996, the Company realized increased rental revenues which contributed to an improved bottom line. In Fiscal 1997, the Companys rent expense increased for its Elk Grove Village offices. Otherwise, the components related to the Company's net loss position for the
 last three fiscal  years are substantially the same.   See also "Costs and
 Expenses" and "Net  Sales/Net Revenues" above.  The Company losses  until such  time as  it  commences  operations.  See "General Development of
 Business"   and  "Proposed   Manufacturing and Farming Operations."

 As of April 30, 1997, the Company has net tax operating loss carry overs aggregating $3,026,890. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carry forwards will be available and expire, if not used, as set forth in Footnote 12 to the Financial Statements for the year ending April 30, 1997. See "Financial Statements."

                               ASSETS/LIABILITIES
                               __________________


 Assets - The assets of the Company, excepting the sale of equipment, have not materially changed during the past three years. It is not anticipated that the assets of the Company will materially change until such time as the Company obtains financing to commence its proposed operations, provided, there can be no assurance the Company will not be required to sell its assets to obtain funds to insure its viability. See also "Liquidity and Capital Resources."

 Liabilities - With the exception of an increase in the amount of due to affiliated companies and accounts payable, there has been substantially no material change in the liabilities of the Company during the past three years.

 The amounts due  to affiliates at April 30, 1997 include $70,412 payable to
 F. K. Suzuki International, Inc. ("FKSI") and $278,874 payable to Biosynergy, Inc. ("Biosynergy"). The amount due to FKSI represents amounts payable under an irrevocable exclusive licensing agreement with FKSI for the license of certain technology, including the rebaudioside A patent and Stevia leaf technology. The Company was originally obligated to pay $75,000 per year to FKSI in exchange for this license. Effective May 1, 1988, this agreement was amended to provide that the Company will pay royalties in therived from the licensed technology in lieu of the fee of $75,000 per calendar year. See "Footnote 11 to the Financial Statements."

 The Company and Biosynergy share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis
 for these shared expenses.   The resulting payable as of April 30, 1997 was
 $278,874, as compared to a payable of $258,360  at April 30, 1996.   The
 amounts due to Biosynergy reflect on-going transactions in the ordinary course of business and do not represent any extraordinary transactions. Expenses include rent, salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company believes it is more economical to share these expenses with Biosynergy, and will likely continue to do so in the near future.

 As of April 30, 1996 and 1997, the Company had accrued, but not paid, $124,524, of executive compensation payable to four individuals. These individuals agreed to defer a portion of their salaries to improve the Company's cash flow during 1987, 1988 and 1989.

 Assets/Liability Ratio - The ratio of current assets to current liabilities (.078 to 1) is unacceptable in light of the Company's
 resource  requirements.   The Company's current assets  consist primarily of
 inventories.   It is unknown how much inventory  the Company can sell, if any. Furthermore, the Company is not currently producing additional inventory and therefore there can be no assurance of any long-term sales. The inventory consists primarily of Stevia leaves, which have been grown
 and harvested by the Company for sale or  use  in  its  initial   processing
 operations,  a  small  quantity  of rebaudioside A,  and seeds for  growing
 additional leaves.   See "Liquidity and Capital Resources" below.

 Liquidity and Capital Resources - The Company's working capital decreased during the fiscal year ending April 30, 1997, due primarily to the net
 losses of the  Company.   The Company presently does not have, nor does it
 anticipate  obtaining in  the near     future, a working line of credit.
 The Company's ability to generate cash adequate to meet its future needs depends upon revenues from operations and obtaining financing. See "General Development of Business" and "Proposed Manufacturing and Farming Operations." If the Company is unable to obtain financing, it will make additional adjustments to curtail operations and will seek alternatives, such as licensing its technology and seeking business partners for business combinations.

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

 On September 20, 1996, Biosynergy, an affiliate, loaned $3,000 to the Company for payment of real estate taxes on the Company's Pueblo, Colorado
 facility.   The loan provided for interest of 11.5% per annum.  The balance on the loan was paid on December 12, 1996.

 There can be no assurance Biosynergy, or any other person, will
 make additional  loans  to the  Company.   There  has  been no  independent
 analysis of the fair market value of the interest on the loan made to the Company by Biosynergy.

 In addition to the liquid assets of the Company as otherwise discussed herein, the Company also owns 1,900,000 shares of the common stock of
 Bioysnergy.   Biosynergy's common stock is traded over-the-counter and  the stock prices are reported on the "pink sheets." The bid price at April 30, 1997 was estimated to be $.01 per share. Although the Company is free to sell Biosynergy's common stock subject only to quantity restrictions under Rule 144, there are no current plans to sell such common stock.

 Item 8.  Financial Statements and Supplementary Data

 The information required by this item is set forth at pages F-1 to F-13. The Company's financial statements for the fiscal years ending April 30, 1995, 1996 and 1997 have not been audited pursuant to Rule 210.3-11 of Regulation S-X promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity is defined as an entity having gross receipts from all sources and expenditures for all purposes not in excess of

 $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock, had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by an exchange or governmental authority having jurisdiction. In the opinion of management, the Company met the criteria of an inactive entity for the fiscal years ending April 30, 1995, 1996 and 1997.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.

                                 PART III
                                 ________

 The information contained in Items 10, 11, 12, and 13 is the same information to be included in the Registrant's definitive proxy statement, if any, to be filed with the Commission, and is included herein for convenience only.

 Item 10.  Directors and Executive Officers of the Registrant.

 The executive officers and directors of the Company are:

                                  Positions  currently
                                  Served  in Office
 Name                 Age         with the Company           Since
 ______               ___         ____________________       ______________

 Fred K. Suzuki (1)    67         Chairman of the Board      November, 1976
                                  of Directors, President    June, 1991
                                  and Treasurer

 Lauane C. Addis (1)   41         Corporate Counsel,         February, 1984
                                  Secretary and              June, 1991
                                  Director                   February, 1987

 James F. Schembri     62         Director                   May, 1992
 ________________

 (1) Mr. Addis resigned as President, Chief Executive Officer, Treasurer, and Chief Financial Officer effective June 30, 1991. At that time, Mr. Suzuki was named President and Treasurer. Mr. Addis was named Secretary of the Company effective June 30, 1991.

                                    18

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

 Business Experience - Certain information regarding the business experience of the directors, officers, significant employees, and
 consultants of the  Company is  set forth below:     Fred  K.  Suzuki,
 Chairman  of  the  Board  of  Directors,  President  and Treasurer.
 Mr. Suzuki is founder of the Company and has served as Chairman of the Board of Directors since the Company's inception. Mr. Suzuki served as President of the Company since its inception in 1976 to February 1983, and as Chief Executive Officer from the Company's inception until November, 1983.
 Mr. Suzuki was again elected President and Treasurer of the Company effective June 30, 1991. Mr. Suzuki is also President and Chairman of the Board of directors of F.K. Suzuki International, Inc. ("FKSI"), parent of the Company, President, Treasurer and Chairman of the Board of Directors of Biosynergy, Inc. ("BSI"), and President and Chairman of the Board of Directors of Medlab, Inc. ("Medlab"), and Suzuki International, Inc. ("SI"), affiliates of the Company. FKSI is a holding Company of Medlab,
 BSI and the Company.   As such, it  has no other business operations.   See
 "Security Ownership of Certain Beneficial Owners and Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. BSI is in the business of developing, manufacturing, and marketing disposable thermographic and thermometric devices utilizing
 cholesteric liquid  crystal technology.   SI is  a marketing  company owned
 solely by Mr. Suzuki.  Mr. Suzuki  has developed several patents or patents
 pending   for  clinical  instruments  and  licensed  them  to  unaffiliated corporations. Theses patents, patents pending, and devices do not inure in any way to the benefit of the Company. Mr. Suzuki holds four patents in
 the  area of  liquid  crystal  chemistry.   Mr.  Suzuki attended  Roosevelt
 University from 1951 to 1954, where he studied Chemistry and Bi, Corporate Counsel, Secretary and Director. Mr. Addis served as President and CEO of the Company from March, 1987 to June 30, 1991. From February 1984 to March 1987, Mr. Addis served as Vice President - Finance and from October 1985 to
 March 1987, he  served as Secretary.   Mr. Addis resigned as  the Company's
 President, Chief Executive Officer, Treasurer and Chief Financial Officer effective June 30, 1991. Mr. Addis is Corporate counsel, secretary and a director of BSI, and an officer and director of FKSI, affiliate of the
 Company.   Mr. Addis is a member of the law firm of Katz, Karacic, Helmin &
 Addis,  P.C.,  Chicago,  Illinois.    Mr.  Addis   graduated  from  Andrews
 University with a B.A. in History and Business Administration in June 1978. He received his Degree of Juris Doctor from Baylor University in 1981 and his Masters of Laws in taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado Bar Association, the Illinois Bar Association and the Texas Bar Association.

 James F. Schembri, Director. Mr. Schembri was elected to the Board of Directors on May 29, 1992. Mr. Schembri is the founder and has been President for 25 years of a manufacturers representative firm, Automatic Controls Company, located in Detroit, Michigan, with offices in Cleveland
 and Cincinnati,  Ohio, and  Louisville,  Kentucky.    Automatic Controls
 Company is engaged in the Marketing of industrial process controls. Mr. Schembri is one of the founders and President of Fenton Systems, of Burton, Michigan. Fenton Systems is a systems integrator in the materials handling field. Mr. Schembri serves as Chief Financial Officer for both Fenton Systems and Automatic Controls Company. In addition to these activities, Mr. Schembri is also founder and President of Wickfield Leasing Company which leases automobiles and office equipment. Mr. Schembri is also the Vice President and Chief Financial Officer of Midwest Valve Services. Mr. Schembri is a director of Biosynergy, Inc., an affiliate of the Company, Automatic Controls, Fenton Systems, Wickfield Leasing Company, and Midwest

 Valve Services. Mr. Schembri received his bachelor of Science Degree in Mechanical Engineering from University of Detroit in Relationships Lauane
 C. Addis is the son-in-law of Fred K. Suzuki.

 Involvement in Certain Legal Proceedings - There are no legal proceedings involving any of the officers or directors, or persons nominated to become a director or executive officer of the Company, which are material to an evaluation of the ability or integrity of same.

 Item 11.  Executive Compensation.

 The following  summary  compensation  table  sets   forth  a  summary  of
 compensation for services in all capacities to the Company during the fiscal years ended April 30, 1997, 1996, and 1995 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salary and bonus for such fiscal years exceeding $100,000.


                          Summary Compensation Table
                          __________________________
                                                      Long Term
                 Annual Compensation                  Compensation
                                                      Award

 Name and                           Other
 Principal                          Annual                       All Other
 Position     Year  Salary  Bonus   Compensation(1)  Options(#)  Compensation
 __________   ____  ______  _____   ____________     __________  ____________

Fred K. Suzuki 1997   0      -          -                -             -
President,     1996   0      -          -                -      $   954 (2)
Chairman of    1995   0      -          -                -      $ 1,145 (2)
the Board and
Chief Executive
Officer
 _______________

 (1) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus.

 (2) Fred K. Suzuki received interest, accrued and paid, aggregating $1,145.00 and $1,027.00 during Fiscal 1995 and 1996, respectively, due to
 loans made by  Mr. Suzuki to  the Company.   See "Financial Statements  and
 Supplementary Data."

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

 Stock Options - All options  and  appreciation rights  granted  to 5 directors, officers, employees, and consultants of the Company under the Company s Special Incentive Plan (SIP) expired as of October 14,
 1996.   An aggregate  of 400,000 shares  of the  Company's Common Stock
 were reserved  for issuance under the SIP.   The Board  of Directors
 extended the period for granting options and appreciation rights from February 23, 1987 to December 31, 1989, but no further action was taken to extend the term of the SIP.

 No options were granted to the Chief Executive Officer and the Company's four other most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus for fiscal year 1994 exceeded $100,000, and such officers did not exercise any options during fiscal year 1997. The following table sets forth the aggregate value as of April 30, 1997 of unexercised options held by the President of the Company.


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
     Fred K.
     Suzuki,
     President
     and            -             -          1,499,994/0 (1)          $0/0
     Chairman
     of the         -             -          1,448,917/0 (2 )          $0/0
     Board
_______________

 (1) On November 1, 1989, the Company's Secretary and Corporate Counsel, Lauane C. Addis, and President, Fred K. Suzuki, agreed to forego their salary in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month they were not paid salary at an option price of $.025 per share. The market value of the Company's common stock on November 1, 1989 was less than $.025 per share. These options are exercisable at any time after November 1, 1989, and until one year after Mr. Addis and Mr. Suzuki, respectively, receive all of their deferred compensation due October 31, 1989, their salary is reinstated, or they are no longer employed by the Company, whichever is latter. The option provides for adjustments to prevent dilution in the event of capital reorganizations. Effective April 30, 1991, Mr. Addis and Mr. Suzuki agreed to discontinue the accrual of these options. At April 30, 1997, a total of 2,999,988 shares were subject to these options granted to Mr. Addis and Mr. Suzuki.

 (2) On November 1, 1989, Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. The market value of the Company's common stock on November 1, 1989 was less than $.025 per share. This conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. This option provides for adjustments to prevent dilution in the event of capital reorganization. At April 30, 1997, a total of 1,448,917 shares have been reserved for Mr. Suzuki's option.



 Compensation Committee. The Company does not have a Compensation Committee of its Board of Directors. The Board of Directors makes all decisions concerning executive officers compensation including, but not limited to, the granting of optiof the Company. The President of the Company, Fred K. Suzuki, has the sole authority, as granted by the Board of Directors, to make compensation decisions for other employees of the Company.

 Item 12. Security Ownership of Certain Beneficial Owners and Management.
          ______________________________________________________________

 The following Table sets forth, as of April 30, 1997, certain information with respect to Common Stock Ownership by the Company's directors, certain affiliates of the Company, all officers and directors of the Company as a group, and all persons known to the Company who beneficially own in excess of 5% of the Company's Common Stock. Unless otherwise indicated, all of the following persons have sole voting and investment power with respect to the Shares they beneficially own.



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

 (3) In addition to the 11,016 shares directly owned by Mr. Addis, Mr. Addis owns 32.7% of the outstanding common stock of FKSI. FKSI currently beneficially owns 17,978,488 shares or 55.84% of the Company's Common Stock, and therefore Mr. Addis is deemed to be beneficial owner, by reason of dispositive and voting control, of 17,989,504 shares of the Company's Common Stock. See also, "Stock Options" above.

 (4) Does not include up to 4,448,905 shares which may be acquired by Mr. Suzuki and Mr. Addis upon exercise of certain options granted in lieu of salaries. See "Stock Options" above.

                                    22

 Changes in Control
 __________________

 The Company does not know of any arrangements, the operations of which may at a subsequent date result in a change in control in the Company, nor has a change in the control of the Company occurred during the last fiscal year. See, however, "Stock Options" above.

 Item 13.  Certain Relationships and Related Transactions.
           ______________________________________________

 The Company and Biosynergy, Inc. ("BSI"), an affiliate of the Company, share office space. The companies account to each other and charge for shared office expenses on an on-going basis resulting in net payables of $258,360 at April 30, 1996 and $278,874 at April 30, 1997. It is believed by management that by sharing common areas and office space with BSI, expenses will be reduced, and kept at a minimum. It is anticipated that the Company will continue to share office space and common expenses with BSI in the near future. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations."

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

 Lauane C. Addis, and other members of the law firm of Katz, Karacic, Helmin & Addis, P.C., perform legal services from time to time for the Company, including the preparation and filing of this Report, on a fee for
 service basis.   During Fiscal  1997, such fees  totaled $3,745.
 Mr. Addis  is an officer,  director and  major shareholder of  the
 Company, and  is also the son-in-law  of  Fred K.  Suzuki, President
 and  Chairman of  the  Board of Directors.   See "Directors and
 Executive Officers of the  Registrant" and "Security Ownership of
 Certain Beneficial Owners and Management."

 On June 1, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. This loan is due on demand and provides for interest of 10% per annum. The costs of the lawsuit were shared equally by the Company, Mr. Suzuki, Biosynergy, Inc. and F.K. Suzuki International, Inc. On September 20, 1996, Biosynergy, Inc., an affiliate, loaned $3,000 to the Company for payment of real estate taxes. This loan provided for interest at 11.5% per annum and was repaid on December 12, 1996. See "Management s Discussion and Analysis of Financial Condition and Results of Operation."

 Except with regard to the above, there were no other transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of the major shareholders, officers or directors of the Company.


                                   Part IV
                                   _______

 Item 14.  Exhibits, Financial Statement, Schedules and Reports on Form
           8K.
           _______________________________________________________________

 The following financial statements, schedules and exhibits are filed as a part of this report:

 (a) (1) Financial Statements:
         ____________________

 Balance Sheets as of April 30, 1996 and 1997.

 Statements of Operations for the fiscal years ending April 30, 1995, 1996 and 1997.

 Statements of Shareholders' Equity (Deficit) for fiscal years ending April 30, 1995, 1996 and 1997.

 Statements of Cash Flows for the fiscal years ending April 30, 1995, 1996 and 1997.

 Notes to Financial Statements.

 (a)(2) List of Financial Statement Schedules:
        _____________________________________

 The following financial schedules for the fiscal years ended April 30, 1997, 1996 and 1995 are submitted herewith:

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

 (c) The Following Exhibits are Filed as a Part of this Report:
     _________________________________________________________

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

      (c) Amendment to Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Fred K. Suzuki, effective April 1, 1991.(4)

      (d) Amendment to Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Lauane C. Addis, effective April 1, 1991.(4)

      (e) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc.(5)

      (f) Promissory Note dated July 1, 1993 payable to Fred K. Suzuki in the amount of $7,587.75.(5)

      (g) Installment Promissory Note dated September 20, 1996, payable to Biosynergy, Inc. in the amount of $3,000. P. E-1

 11.  Statements Regarding Computation of Earnings Per Share.  N/A

 12.  Statements Regarding Computation of Ratios.  N/A

 13.  Annual Report to Security Shareholders.  N/A

 16.  Letter Regarding Change in Certifying Accountants - N/A

 18.  Letter Regarding Changes in Accounting Principals.  N/A

 19.  Previously Unfiled Documents.  None

 22.  Subsidiaries of Registrant.  N/A

 23.   Published  Report Regarding  Matters  Submitted to  Vote of  Security
 Holders.  N/A

 24.  Consent of Experts in Counsel - None.

 25.  Power of Attorney.  N/A

 26.  Financial Data Schedule . P. E-3

 27.  Additional Exhibits.  N/A

 28. Information From Reports Furnished to State Insurance Regulatory Agencies. N/A
 _______________
 [FN]
 (1) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration
 Number 2-87364C, under the Securities Act of 1933, as amended, and incorporated by reference, to the extent of Articles of Amendment, to Form 10K for Fiscal Year ending April 30, 1986 filed with the Securities and Exchange Commission.

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

 REGISTRANT:  STEVIA COMPANY, INC.


 /S/ FRED K. SUZUKI/S/                   /S/ JULY 25, 1997 /S/
 __________________________________      ______________________
 Fred K. Suzuki, President               Date

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated.


 /S/ FRED K. SUZUKI /S/                   /S/ JULY 25, 1997 /S/
 ___________________________________     __________________________
 Fred K. Suzuki,                         Date
 Chairman of the Board of Directors,
 President, Treasurer and Chief
 Accounting Officer


 /S/ LAUANE C. ADDIS /S/                  /S/ JULY 25, 1997 /S/
 ___________________________________     __________________________
 Lauane C. Addis, Corporate Counsel,     Date
 Secretary and Director

                                 STEVIA COMPANY, INC.









                                FINANCIAL STATEMENTS












                   FOR THE YEARS ENDED APRIL 30, 1997, 1996, AND 1995

     Board of Directors and Shareholders
     Stevia Company, Inc.
     Elk Grove Village, Illinois


          The accompanying balance sheets of STEVIA COMPANY, INC. at April 30, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for the fiscal years ended April 30, 1997, 1996 and 1995 were not audited pursuant to Rule 210.3-11 promulgated under the Securities Exchange Act of 1934; however, the financial statements for the fiscal years ending April 30, 1997, 1996 and 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.





                                          STEVIA COMPANY, INC.







     July 1, 1997

                                STEVIA COMPANY, INC.
                                   BALANCE SHEET

                                                      April 30,
                                                ________________________
                                                  1997            1996
                                                _________      _________
                                                Unaudited (3)  Unaudited (3)
                                                _________      _________
                                      ASSETS
                                      ______

     CURRENT ASSETS
       Cash                                           6,574           1,431
       Accounts Receivable                            9,668           7,339
       Inventories                                   25,323          26,729
       Prepaid Expenses                                   5               5
                                                     _________      _________
         Total Current Assets                        41,570          35,504
                                                     _________      _________

     PROPERTY AND EQUIPMENT (Notes 3 and 4)
       Land                                           1,127           1,127
       Furniture and Equipment                       44,750          44,750
       Building                                     483,200         483,200
       Idle Facilities and Equipment                121,728         121,728
                                                    _________      _________
                                                    650,805         650,805
         Less:  Accumulated Depreciation             98,902          83,562
                                                    _________      _________
                                                    551,903         567,243
                                                    _________      _________

     OTHER ASSETS
       Investment in Affiliated Company (Note 5)        -               -
       Patents, Net of Accumulated Amortization      13,115          14,675
                                                    _________      ________
                                                     13,115          14,675
                                                    _________      _________
                                                    606,588         617,423
                                                    =========      =========


     The accompanying notes are an integral part of the financial statements.

                                         F-2

                                                          April 30,
                                                  ________________________
                                                     1997            1996
                                                  _________      _________
                                                Unaudited(14)  Unaudited(14)
                                                  _________      _________

                         LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Accounts Payable                                43,849          33,268
       Notes Payable Officer (Notes 5 and 7)            7,588           7,588
        Due to Affiliates (Note 5)                    349,286         328,772
       Accrued Executive Compensation                 124,524         124,524
       Deferred Rent                                      309              56
       Accrued Expenses                                 6,597          11,373
                                                    _________         _______

         Total Current Liabilities                    532,153         505,581
                                                    _________         _______

     NON-CURRENT LIABILITIES (Note 3)
       Tenant Security Deposit                          3,245           3,245
                                                    _________         _______

     COMMITMENTS AND CONTINGENCIES (Note 6,10
       and 11)                                           -               -
                                                    _________         _______

     SHAREHOLDERS' EQUITY (Notes 5 and 8)
       Common Stock, No Par Value, 100,000,000
        Shares Authorized as of April 30, 1997
          and 1996; Issued 32,195,300 Shares at
          April 30, 1997 and 1996                   2,088,001       2,088,001
       Additional Paid in Capital                         100             100
                                                   (2,016,911)    (1,979,504)
                                                    _________       _________
                                                       71,190         108,597
                                                    _________       _________
                                                      606,588         617,423
                                                    _________       _________
                                                    ---------       ---------




     The accompanying notes are an integral part of the financial statements.


                                 STEVIA COMPANY, INC.
                               STATEMENT OF OPERATIONS

                                            YEAR ENDED APRIL 30,
                                  ________________________________________
                                       1997           1996          1995
                                  _____________  _____________ ___________
                                  Unaudited(3)    Unaudited(3) Unaudited(3)
                                  _____________  _____________ ___________
   REVENUES
     Sales                                   -             -              -
  COST OF SALES/OTHER EXPENSES            1,407          1,403         2,936
                                     ____________   ____________  ___________
    Gross Profit (Loss)                  (1,407)       ( 1,403)      ( 2,936)

   OPERATING EXPENSES
     Marketing                                28          -              -
     Research and Development              1,561         2,704         3,596
     General and Administrative           58,035        55,517        58,115
                                     ____________  _____________  ___________
                                          59,624        58,221        61,711
                                     ____________  _____________  ___________
      (Loss) From Operations            ( 61,031)     ( 59,624)      (64,647)
                                      ____________  _____________  __________

  OTHER INCOME AND (EXPENSE)
     Interest (Expense)                 (  1,536)     (  1,938)      ( 1,897)
     Rental Income                        25,160        24,695        19,473
     Miscellaneous Income                   -            3,348           740
     Gain (Loss) on Sale of
     Equipment (Note 3)                      -            -          ( 9,500)
                                     _____________  _____________ ___________
                                          23,624         26,105        8,816
                                     _____________  _____________ ___________

  NET (LOSS)                            (37,407)       (33,519)     ( 55,831)
                                     _____________  _____________ ___________
                                     -------------  ------------- -----------

   NET (LOSS) PER COMMON SHARE
      (Note 9)                         ( .001)        (  .001)     (   .002)
                                     _____________  _____________ ___________
                                     -------------  ------------- -----------

   WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  32,195,300   32,195,300    32,195,300
                                     _____________  ____________ _____________
                                     -------------  ------------ -------------

     The accompanying notes are an integral part of the financial statements.


                                  STEVIA COMPANY, INC.
                           STATEMENT OF SHAREHOLDERS' EQUITY

                          Common Stock
                      _____________________ Addidional
                                            Paid-In
                     Shares       Amount    Capital      Deficit     Total
                    __________  _________ ___________   _________    _____

  BALANCE,
   May 1, 1994       32,195,300  2,088,001      100      (1,890,154)  197,947
                      __________  _________ __________    ___________  _______
    (Unaudited)       ----------  --------- ----------    -----------  -------
    (Note 3)

  NET LOSS               -          -           -         (  55,831) (55,831)
                      _________  ___________ __________   __________ ________

  BALANCE,
  April 30, 1995
   (Unaudited)      32,195,300   2,088,001      100     (1,945,985)  142,116
   (Note 3)         ___________  _________ __________   ___________  _______
                    -----------  --------- ----------   -----------  -------


  NET LOSS              -           -          -        (  33,519 )  (33,519)
   (Unaudited)      __________   _________ __________   ___________  ________
   (Note 3)

 BALANCE,
  April 30, 1996     32,195,300  2,088,001      100     (1,979,504)  108,597
   (Unaudited)       __________  _________ __________   ___________  _______
   (Note 3)          ----------  --------- ----------   -----------  -------

 NET LOSS                 -           -         -          (37,407) (37,407)
                     __________  _________ __________   ___________ ________

  BALANCE,
   April 30, 1997     32,195,300  2,088,001      100     (2,016,911)  71,190
                      __________  _________ __________   ___________ ________
                      ----------  --------- ----------   ----------- --------

     The accompanying notes are an integral part of the financial statements.




                              STEVIA COMPANY, INC.
                            STATEMENTS OF CASH FLOW


                                                YEAR ENDED APRIL 30,
                                           _____________________________
                                              1997     1996     1995
                                           _________ _________ _________
                                           Unaudited Unaudited Unaudited
                                            _________ _________ _________

 OPERATING ACTIVITIES:
  Net Loss                                     ( 37,407) ( 33,519) ( 55,831)
   Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities:
   Depreciation and Amortization                 15,340    16,483    17,374
   Amortization of Intangibles (Patents)          1,560     1,561     1,561
   (Gain) Loss from Sale of Equipment (Note 3)      -         -       9,500

  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable  (  2,329) (  7,339)      266
   (Increase) Decrease in Inventories and
   Prepaid Expenses (Note 3)                      1,406     1,407     2,951
   Increase (Decrease) in Accounts Payable and
     Accrued Expenses                             6,059     5,375  (    580)
   Increase (Decrease) in Due to Affiliates      20,514    20,763    18,002
                                                _________ _________ ________
  Net Cash Provided (Used) by Operating
    Activities                                     5,143    4,731  (  6,757)

 INVESTING ACTIVITIES:
   Proceeds from Sale of Equipment (Note 3)         -         -       8,000
                                                _________ _________ ________
   Net Cash Provided (Used) by Investing
     Activities                                     -         -       8,000
                                                _________ _________ ________

 FINANCING ACTIVITIES:
   Net Proceeds (Repayments) from Notes
     Payable - Officer                              -    ( 2,986)  (  1,792)
   Net Proceeds (Repayments) from Notes
     Payable - Other                                -    ( 1,792)     1,792
                                                -------- --------- ----------
   Net Cash Provided (Used) by Financing
     Activities                                     -    ( 4,778)       -
                                                _________ _________ _________
 Increase (Decrease) in Cash and Cash
   Equivalents                                    5,143   (    48)    1,243
                                                _________ _________ _________
 Cash and Cash Equivalents at Beginning of
   Year                                           1,431     1,479       236
                                                _________ _________ _________
 Cash and Cash Equivalents at End of Year         6,574     1,431     1,479
                                                _________ _________ _________
                                                --------- --------- ---------

 The accompanying notes are an integral part of the financial statements.


                              STEVIA COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED APRIL 30, 1997, 1996 AND 1995


 1.  Summary of Significant Accounting Policies:

     Inventories - Harvested crop inventories are stated at the lower of cost (determined by actual specific lot production cost) or market. Seed inventory is valued based upon their year of original harvest and their expected yield of seedlings capability.

 Components of inventories are as follows:

                                             April 30,      April 30,
                                               1997           1996
                                             _________      _________
                     Seeds                   $ 18,361       $ 19,768
                     Leaves                     6,962          6,962
                                             _________      _________
                                             $ 25,323       $ 26,730
                                             _________      _________
                                             ---------      ---------

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

                            STEVIA COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED APRIL 30, 1997, 1996 AND 1995

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

 5.  Related Party Transactions:

 The Company was indebted to affiliated companies as follows:

                                          April 30,    April 30,
                                            1997         1996
                                          _________    _________

       F.K. Suzuki International, Inc.    $ 70,412     $ 70,412
       Biosynergy, Inc.                   $278,874     $258,360
                                          _________    _________
                       Totals             $349,286     $328,772
                                          _________    _________

                               STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED APRIL 30, 1997, 1996 AND 1995


 5.  Related Party Transactions: (Continued)

 As of April 30, 1997 and 1996, the Company was indebted to F.K. Suzuki International, Inc. for the net amounts due as a result of an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in Note 11.

 The Company shares common offices with Biosynergy, Inc. Each company has incurred certain shared office expenses which have been allocated to the other company. The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payables at April 30, 1997
 and 1996.   The Company and  its affiliates are related through  Common
 Stock ownership as follows on April 30, 1997.

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

                               STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED APRIL 30, 1997, 1996 AND 1995


 5.  Related Party Transactions: (Continued)

 In June, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. These costs were shared equally by the Company, Mr. Suzuki, Biosynergy, Inc. and F.K. Suzuki International, Inc. See Note 7. On September 20, 1996, Biosynergy, Inc.; an affiliate, loaned $3,000 to the Company for payment of real estate taxes on the Company's property in Pueblo, Colorado. This Note was repaid on December 12, 1996.

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

 The authorized capital stock of the Company is one hundred million (100,000,000) shares of no par value Common Stock and one hundred thousand (100,000) shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in

                               STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED APRIL 30, 1997, 1996 AND 1995

 8.  Common Stock: (Continued)

 respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the Company's Articles of Incorporation, as amended. As of April 30, 1997, no shares of Preferred Stock were outstanding.

 All of the stock options  and stock appreciation rights for 240,000  shares
 of  Common  Stock granted  to  5  advisors,   directors,  officers,
 consultants, employees and/or former employees of the Company under its Special Incentive Plan expired on October 14, 1996. The Company reserved 400,000 shares of its Common Stock for this plan. As permitted in the plan, the Board of Directors extended the period for granting options from February 23, 1987 to December 31, 1989. No further action has been taken to extend the term of the plan.

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

 Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. Conversion can only occur in the event the Ccient liquid assets to pay all employee taxes due upon issuance of the shares. A total of 1,448,917 shares have been reserved for Mr. Suzuki's option. The option provides for adjustments to prevent dilution in the event of capital reorganizations.

                              STEVIA COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED APRIL 30, 1997, 1996 AND 1995

 9. Loss per share:

 Net loss per common shares is computed based on the weighted average number of shares outstanding during the period.

 10. Agreements, Licenses and Options:

 The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payment of which began in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of a set fee. No fees accrued for the years ended April 30, 1997, 1996 and 1995.

 11. Income Taxes:

 There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1997, net operating loss carry forwards are available and expire, if not used, as follows:

                            1996         51,092
                            1997        292,440
                            1998        224,075
                            1999        167,356
                            2000        302,320
                            2001        423,843
                            2002        389,355
                            2003        328,016
                            2004        189,389
                            2005        133,704
                            2006         74,264
                            2007         73,470
                            2008         49,568
                            2009        119,410
                            2010         55,831
                            2011         33,519
                            2012         37,407
                                      __________
                                      $3,064,297
                                      __________
                                      ----------

                               STEVIA COMPANY, INC.
                           NOTES TO FINANCIAL STATEMENTS
                      YEARS ENDED APRIL 30, 1997, 1996 AND 1995

     11. Income Taxes: (Continued)

     The Company  has adopted  the Statement of  Financial Accounting  Standards
     (SFAS) No. 109, "Accounting for Income Taxes" as required by SFAS No. 109. Due to the historical and continued net operating loss of the Company, Statement 109 has no material effect, if any, on the Company's Financial Statements. The Company has elected not to retroactively adopt the provisions allowed in SFAS No. 109, however, all provisions of the document have been applied since the beginning of Fiscal year 1994.

     12.  Management's Plans:

     In view of the fact that the Company has incurred losses of $37,407, $33,519, and $55,831 for the years ended April 30, 1997, 1996 and 1995, respectively, management of the Company recognizes the Company's ability to continue is contingent upon the Company obtaining financing so it can commence operations or acquire alternative operations. Before the Company can realize material operating revenues from its proposed operations, the Company must equip and commence operations of a processing facility. The cost of equipping a processing facility is significant, and therefore the Company's main objective has been to obtain financing for such purpose. Although
     Management of the Company will continue to seek financing for its processing facility, the Company is also actively pursuing alternatives, such as licensing its technology, selling Stevia Company or its assets, or combining Stevia Company with another enterprise. Although no agreements have been entered into for consummating any such transaction, management of the Company believes such a transaction may be forthcoming.

     13.  Unaudited Financial Statements:

     Company's Financial Statements for the fiscal years ending April 30, 1997, 1996 and 1995 have not been audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity is defined as an entity not having gross receipts from all sources and expenditures for all purposes in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by any exchange or governmental authority having jurisdiction. In the opinion of Management, the Company met the criteria of an inactive entity for the fiscal years ending April 30, 1995, 1996 and 1997.


                            STEVIA COMPANY, INC.
                                 SCHEDULE I

                    Marketable Securities - Other Investments



                                                            Amount at
                                                            which each
                                                            Portfolio of
                                                            Equity
                        Number of                           Security
                        Shares or                           Issues and
                        Units -                 Market      Each Other
                        Principal               Value of    Security
        Name of Issuer  Amount of               Each Issue  Issue Carried
        and Title of    Bonds and    Cost of    at Balance  in the
        each Issue      Notes        Each Issue Sheet Date  Balance Sheet(1)
        ________________ __________   __________ __________ _______________
April 30,  Biosynergy,     1,900,000     ---       19,000         ---
   1997       Inc.
           Common Stock


April 30,  Biosynergy,     1,900,000     ---       19,000         ---
  1996       Inc.
           Common Stock
 _______________

  (1) Balance Sheet caption - Investment in Affiliated Company.



                                STEVIA COMPANY, INC.
                                   SCHEDULE V
                         Property, Plant and Equipment


                       Balance at   Other Changes    Balance
                                   ________________
                       Beginning   Descrip-          at End
     Classification    of Year     tion      Amount  of Year  Comments
     ______________    ___________ ________  ______  _______  ________
     Year Ending
     April 30, 1997
      ______________
      Building        483,200                 ---    483,200
      Land              1,127                 ---      1,127
      Furniture and
       Equipment       44,750                 ---     44,750
      Idle Facilities 121,728        (1)      ---    121,728
                      _______                        _______
         TOTAL        650,805                 ---    650,805
                      _______                        _______
                      -------               -------  -------

     Year Ending
     April 30, 1996
     ______________
      Building        483,200                 ---    483,200
      Land              1,127                 ---      1,127
      Furniture and
       Equipment       44,750                 ---     44,750
      Idle Facilities
       and Equipment* 121,728                 ---    121,728
                      _______                        _______
         TOTAL        650,805                 ---    650,805
                      _______               _______  _______
                      -------               -------  -------
    _______________

     (1) Due to sale of equipment.


                               STEVIA COMPANY, INC.
                                   SCHEDULE VI
                 Accumulated Depreciation, Depletion and Amortization
                         of Property, Plant and Equipment

                            Additions
                Balance at  Charged to                                Balance
                Beginning   Costs and                 Other Changes    at End
 Description    of Year     Expenses   Retirements Description  Amount of Year
 -----------   ----------- ----------- ----------- ----------- ------- -------
  Year Ending
  April 30,
   1996
  ___________
  Building       24,927     15,340       ---                    ---   40,267
  Furniture
   and
   Equipment     42,152      1,143       ---                    ---   43,295
               ________________________________               ______________
  TOTAL          67,079     16,483       ---                    ---   83,562
               ________________________________               _____   ______
               --------------------------------               -----   ------

 Year Ending
 April 30,
 1997
 ___________
  Building       40,266    15,340       ---                          55,606
  Furniture
   and
   Equipment     43,296       ---       ---                   ---    43,296
               _______________________________              _______________
  TOTAL          83,562    17,374       ---                   ---    98,902
               _______________________________              _______________
               -------------------------------              ---------------


                              STEVIA COMPANY, INC.
                                 SCHEDULE XI

                    Initial Cost     Gross      Accumu-       Date of
                    to company       amount     lated         con-
                                     at which   deprecia-     struction
                                     carried    tion
                                     at close
                                     of period
                      ___________   ___________  _________
                      Buildings     Improve-     Buildings
                      and Land      ments Car-   and Land
                      improve-      rying costs  improve-
                      ments                      ments Total

Year Ending
April 30,
1996
___________
 Pueblo
 Facility              483,200                    483,200   40,267   1986(1)



Year Ending
April 30,
1997
___________
 Pueblo
 Facility              483,200                    483,200   55,606    1986(1)
 _______________

 (1) Building was placed in service in 1993.

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                      ___________________________________

                                  FORM 10K

                 Annual Report Pursuant to Section 13 or 15(d)

                                     of

                   THE SECURITIES AND EXCHANGE ACT OF 1934

     For the fiscal year ending 4/30/97  Commission file Number 0-11718

                     ____________________________________

                             STEVIA COMPANY, INC.
             (Exact name of registrant as specified in charter)

                           1940 East Devon Avenue
                         Elk Grove Village, IL 60007
                               (847) 593-0226

                 (Address and telephone number of registrant's principal executive office on a principal place of business)


                    ______________________________________

                                 EXHIBITS

 ___________________________________________________________________________
  __________________________________________________________________________

                            EXHIBIT INDEX
                            _____________


                                                                 Page Number
                                                                 Pursuant to
                                                                 Sequential
     Exhibit                                                     Numbering
     Number        Exhibit                                       System
    _______       _______                                       ___________

     10(g)         Installment Promissory Note dated September 20,   E-1
                   1996, payable to Biosynergy in the amount of $3,000

     27            Financial Data Schedule                           E-3