Form 10-Q
period 1997-07-31
STEVIA CO INC
filed 1997-09-19
CIK 731933

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended July 31, 1997

                                         OR

                   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              or the transition period from ___________ to ____________

                           Commission File Number 0-11718


                                   Stevia Company, Inc.
                                  _____________________

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






               The accompanying balance sheet of STEVIA COMPANY, INC. at July 31, 1997 and the related statements of operations, shareholders' equity and cash flow for the three month periods ended July 31, 1997 and 1996 were not audited; however, the financial statements for the three months periods ending July 31, 1997 and 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

               The financial statements for the year ended April 30, 1997 were not audited pursuant to Rule 210.3-11 promulgated under Securities and Exchange Act of 1934; however, the financial statements for the fiscal year ending April 30, 1997 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the fiscal year presented.






          STEVIA COMPANY, INC.
          September 16, 1997

                                 STEVIA COMPANY, INC.
                                    BALANCE SHEET
                                        ASSETS

                                            July  31,  1997   April  30, 1997
                                                 Unaudited      Unaudited
                                               _____________  _____________
  CURRENT ASSETS
    Cash                                              821          6,574

    Accounts Receivables-other                      9,048          9,668
    Inventories                                    25,323         25,323
    Prepaid Expenses                                  422              5
                                               _____________  ______________
           Total Current Assets                    35,614         41,570

  PROPERTY AND EQUIPMENT (Notes 1 and 3)
    Land                                             1,127          1,127
    Furniture and Equipment                         44,750         44,750
    Building                                       483,200        483,200
    Idle Equipment                                 121,728        121,728
                                               _____________  ______________
                                                   650,805        650,805
    Less:  Accumulated Depreciation               (102,737)       (98,902)
                                               _____________  ______________
                                                   548,068        551,903
                                               _____________  ______________
  OTHER ASSETS
   Patents, Net of Amortization                    12,725         13,115
   Investment in Affiliated Company
     (Note 5)                                         -               -
                                                ____________  ______________
                                                 596,407         606,588
                                                ____________  ______________
                                                ------------  --------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
       Accounts Payable                                33,139         43,849
       Notes Payable-Officer
        (Notes 4 and 6)                                 2,588          7,588
       Due to Affiliates (Note 4)                     358,991        349,286
       Accrued Executive Compensation                 124,524        124,524
       Deferred Rent                                      310            309
       Accrued Expenses                                 9,539          6,597
                                                  ___________  ______________
               Total Current Liabilities              529,091        532,153
                                                  ___________  ______________
                                                  -----------  --------------
     NON-CURRENT LIABILITIES
       Tenant Security Deposit                          3,245          3,245
                                                  ___________  ______________

     COMMITMENTS AND CONTINGENCIES
       (Notes 5,  9 and 10)                                -             -
                                                  ___________  ______________

     SHAREHOLDERS' EQUITY (Notes 4 and 7)
       Common Stock, No Par Value, 100,000,000
        Shares Authorized as of April 30, 1997
        and July 31, 1997; Issued 32,195,300
        Shares at April 30, 1997 and July 31, 1997   2,088,001     2,088,001
       Additional Paid in Capital                          100           100
       Accumulated Deficit                          (2,024,030)   (2,016,911)
                                                  ____________  ______________
                                                       64,071         71,190
                                                  _____________  _____________
                                                       596,407       606,588
                                                  ____________  ______________
                                                  ------------  --------------

    The accompanying notes are an integral part of the financial statements.


                                 STEVIA COMPANY, INC.
                               STATEMENT OF OPERATIONS
                                      Unaudited



                                             Three Months Ended July 31,
                                             ___________________________
                                                  1997           1996
                                             ____________    ______________
     REVENUES
       Sales                                        -              -

     COST OF SALES                                  -              -
                                             ____________    ______________
     Gross Profit (Loss)                            -              -

     OPERATING EXPENSES
       Marketing                                    -                28
       Research and Development                     390             390
       General and Administrative                13,178          13,350
                                             ____________    _____________
                                                 13,568          13,768
                                             ____________    _____________
     Loss From Operations                       (13,568)        (13,768)
                                             ____________    ______________

     OTHER INCOME AND (EXPENSE)
       Rental Income                              6,449           5,954
                                             _____________   ______________
                                                  6,449           5,954
     NET LOSS                                    (7,119)        ( 7,814)
                                             _____________   ______________
                                             -------------   --------------
     NET LOSS PER COMMON SHARE
         (Note 8)                                 (.001)          (.001)
                                             _____________   ______________

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                      32,195,300      32,195,300
                                            _____________   ______________
                                            -------------   --------------





     The accompanying notes are an integral part of the financial statements.

                                   STEVIA COMPANY, INC.

                             STATEMENT OF SHAREHOLDERS' EQUITY

                             THREE MONTHS ENDED JULY 31, 1997

                                         Unaudited
                                                                      Total
                                                 Additional           Share-
                           Common Stock          Paid-in             holders'
                       Shares        Amount     Capital    (Deficit)  Equity
                       __________  __________   _________  ___________ ________
   BALANCE
     May 1, 1997      32,195,300   2,088,001     100       (2,016,911) 71,190

   NET INCOME (LOSS)       -            -         -        (    7,119) (7,119)
                      ___________  ___________  _________  ____________ ______

   BALANCE,
     July 31, 1997    32,195,300   2,088,001     100      (2,024,030)  64,071
                      ___________  __________   _________  ___________ ________
                      -----------  ----------  ---------- ------------ --------


     The accompanying notes are an integral part of the financial statements

                                   STEVIA COMPANY, INC.

                                 STATEMENT OF CASH FLOW

                                      Unaudited


                                                Three Months Ended July 31,
                                                 _________________________
                                                 1997             1996
                                                 _________________________

OPERATING ACTIVITIES:
  Net Loss                                       ( 7,119)       (  7,814)
  Adjustments to Reconcile Net (Loss) to Net
   Cash Used by Operating Activities:
  Depreciation and Amortization                    4,225           4,225
  Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Receivables                 620             -
  (Increase) Decrease in Inventories
   repaid Expenses                             (     417)        (   449)
  Increase (Decrease) in Accounts Payable and
    Accrued Expenses                             ( 7,767)          3,850
  Increase (Decrease) in Due to Affiliates
    (Note 4)                                       9,705           4,707
                                                 _____________  ___________
  Net Cash Provided (Used) by Operating
    Activities                                  (    753)          4,519
                                                 _____________  ___________

  INVESTING ACTIVITIES:
    (Increased) Decrease in Furniture
       and Equipment                                  -          (    15)
                                                 -------------  -----------
  Net Cash Provided (Used) by
    Investing Activities                              -          (    15)
                                                 -------------  -----------
  FINANCING ACTIVITIES:
  Proceeds From (Repayments of) Notes (Note 6)    (  5,000)           -
                                                  _____________  ___________
  Net Cash Provided (Used) by Financing
    Activities                                    (  5,000)           -
                                                  _____________  ___________

  Increase (Decrease) in Cash and
  Cash Equivalents                                (  5,753)         4,504
  Cash and Cash Equivalents at
  Beginning  of Period                               6,574          1,431
  Cash  and Cash Equivalents at End  of Period         821          5,935
                                                  -------------- -----------

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

          Components of inventories are as follows:

                                        July 31, 1997  April 30, 1997
                                        _____________  ______________

                         Seeds             18,361           18,361
                         Leaves             6,962            6,962
                                        _____________  ______________
                                        $  25,323      $    25,323
                                        _____________  ______________
                                        -------------  --------------

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

     4.   Related Party Transactions:

          The Company was indebted to affiliated companies as follows:

                                             July 31,       April 30,
                                               1997           1997
                                             _________      _________
          F.K. Suzuki International, Inc.    $  70,412      $  70,412
          Biosynergy, Inc.                   $ 288,579      $ 278,874
                                             _________      _________
                    Totals                   $ 358,991      $ 349,286
                                             _________      _________
                                             ---------      ---------

          The amount due to F.K. Suzuki International, Inc. is the net license fees due under an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in
          Note 9, less certain prepayments and discounts with regard to such license agreement.

          The Company shares common offices with Biosynergy, Inc.
          Each company has incurred certain shared office expenses which have been allocated to the other company. The Company a net payable of $288,579 at July 31, 1997 as compared to a net payable of $278,874 at April 30, 1997.

          The Company and its affiliates are related through Common Stock ownership as follows on July 31, 1997.

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

          In June, 1993, Fred K. Suzuki, President of the Company,
          advance including legal fees, of settling a lawsuit. The Company shares offices in Elk Grove Village, Illinois with Biosynergy, Inc. The master lease for these offices, which expires January 31, 2001, is in the name of Biosynergy, Inc. The total annual base rent for these premises is $60,500.00 for 1 year, $68,199.96 for years 2 and 3, and $69,300.00 for years 4 and 5.
          The Company's portion is $9,075.00 for year 1, $10,230.00 for years 2 and 3, and $10,395.00 for years 4 and 5.

     6.   Notes Payable:

          Notes Payable - Officer consists of the following:

          . an unsecured note dated July 1, 1993 in the original amount of $7,588 payable to Fred K. Suzuki, President. The note is due on demand and bears interest at 10% per annum. The principal balance due at July 31, 1997 is $2,588.

     7.   Shareholders' Equity:

          The authorized capital stock of Stevia Company is one hundred million (100,000,000) shares of no par value Common Stock and one hundred thousand (100,000) shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the amended articles of incorporation. As of April 30, 1997 and July 31, 1997, no shares of Preferred Stock were outstanding.

          On November 1, 1989, the Company's Secretary, Lauane C. Addis, and President, Fred K. Suzuki, agreed to forego their salaries in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month they forfeited their salary at an option price of $.025 per share. Accrual of these options was terminated effective

                           STEVIA COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

     7.   (Continued)

          April 30, 1991. These options may be exercised until one year after the respe due at October 31, 1989, the optionee's salary is reinstated, or the optionee is no longer employed by the Company, whichever is later. As of July 31, 1997, none of these options have been exercised and a total of 2,999,988 shares are subject to the options. These options provide for adjustments to prevent dilution in the event of capital reorganizations.

          Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. Conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. A total of 1,448,917 shares have been reserved for Mr. Suzuki's option. No portion of the option has been exercised as of July 31, 1997. The option provides for adjustments to prevent dilution in the event of capital reorganizations.

     8.   Income (Loss) per share:

          Net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during the period, after giving effect to stock splits. The effect of exercise of stock options has not been presented as exercise would be anti-dilutive.

     9.  Agreements, Licenses and Options:

          The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payable beginning in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of a set fee. There was no fee incurred during the three month period ending July 31, 1997.

                          STEVIA COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS


     10.  Income Taxes:

          There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1997, net operating loss carryforwards are available and expire, if not used, as follows:

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
                                                  __________
                                                  $3,064,297
                                                  __________
                                                  ----------

       The Company has adopted Statement of Financial Accounting
       Standards (SFAS) No. 109, "Accounting for Income Taxes"
       Due to the historical and continued net operating losses of the Company, Statement 109 has no material effect, if any, on the Company's Financial Statements. The Company has elected not to retroactively adopt the provisions allowed in SFAS NO.109; however, all provisions of the document have been applied since the beginning of fiscal year 1994.

     11.  Management's Plans:

          In view of the fact that the Company has incurred losses of $37,407, $33,519 and $55,831 for the years ended April 30,
          1997, 1996, and 1995, respectively, management of the Company recognizes the ability of the Company to continue is contingent upon the Company obtaining financing so it can commence operations or acquire alternative operations. Before the Company can realize material operating revenues from its proposed operations, the Company must equip and commence operations of a processing facility. The cost of equipping a processing facility is significant, and therefore the Company's main objective has been to obtain such financing. Although the Company will continue to seek financing for its proposed operations, the Company will also pursue alternatives, such as licensing its technology, selling Stevia Company or its assets, or combining Stevia

        Company with another enterprise. Although no agreements have been entered into for consummating any such transaction, management of the Company believes such a transaction may be possible in the future.

     12.  Unaudited Financial Statements:

          The Company's Financial Statements for the fiscal year ending April 30, 1997 were not audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity is defined as an entity not having gross receipts from all sources and expenditures for all purposes in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by any exchange or governmental authority having jurisdiction. In the opinion of Management, the Company met the criteria of an inactive entity for the fiscal year ending April 30, 1997.

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            _______________________________________________________________
            RESULTS OF OPERATIONS
            _____________________

     SALES/REVENUES
     ______________

       The Company had no sales during the quarter ending July 31, 1997 ("1st Quarter"). The Company did not produce rebaudioside A or other products on a commercial basis during the 1st Quarter, and was not expected to have sales. After commencement of commercial operations, Management continues to believe that a market for its Stevia products could be developed.

      During the quarter ending July 31, 1997, the Company realized rental income of $6,449 from leasing its Pueblo, Colorado facility as a result of a tenant first right of refusal upon the sale of other disposition of the Pueblo facility and provides for two one-year options. The first one-year
  option  term  expires August  31, 1997.    The lease  provides for  rent of
  $22,394 for the first option year and $23,264 for the second option year.

  COSTS AND EXPENSES
  __________________

      The overall operating expenses of the Company decreased by $200 during the 1st Quarter as compared to the same quarter ending in 1996. Most of the current expenses are overhead and general and administration items required to maintain the Company. It is not anticipated that the expenses of the Company will materially change until the Company receives financing or commences alternative operations.

 NET LOSS
 ________

      The Company realized a net loss of $7,119 in the 1st Quarter as compared to a net loss of $7,814 in the comparative quarter in 1996. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company produces its sweeteners and other products for sale or can obtain alternative revenues. See "LIQUIDITY AND CAPITAL RESOURCES" below.

     As of April 30, 1997, the Company has incurred net operating losses aggregating $3,064,297. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not materially alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 10 to the Financial Statements for the 1st Quarter. See "FINANCIAL STATEMENTS."

 ASSETS/LIABILITY RATIO
 ______________________

     The ratio of current assets to current liabilities (.07 to 1) is not acceptable taking into consideration the Company's cash flow position. The Company's current assets consist primarily of inventory. It is unknown how much inventory the Company can sell, if any. The Company is not producing inventory and there can be no assurance of long-term revenues, if any. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for use in its initial processing operations or for sale, and seeds which can be used for growing more leaves. See "LIQUIDITY AND CAPITAL RESOURCES" below.

  LIQUIDITY AND CAPITAL RESOURCES

      The Company's net working capital decreased by $2,894 during the 1st Quarter. The Company's negative net working capital is due to the continuing losses of the Company. The Company had $821 in cash and $9,048 in receivables at July 31, 1997. Management of the Company believes this amount is insufficient to provide working capital for the ensuing quarter. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit.

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

     The Company and an affiliate, Biosynergy, Inc. ("BSI"), share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of April 30, 1997 was $278,874 and $288,579 as of July 31, 1997.

     The amounts due to BSI reflect on-going transactions in the ordinary course
 of business  and do not  represent any extraordinary transactions.   Expense
 salary for common employees and related benefits, payroll overhead,
 utilities,  and  certain  legal expenses.    Management  of  the Company
 more economical to share these expenses with BSI, and will likely continue to do so in the near future. However, there is no assurance BSI will be in a position or agree to continue to extend credit to the Company for these shared expenses.

     On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo, Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. See "SALES/REVENUES" above. The proceeds from leasing such facility are used to offset expenses of the facility and to cover a portion of the general and administrative expenses of the Company. However, the cash flow from leasing the facility in Pueblo is not expected to be sufficient to cover all of the expenses of the Company for the ensuing year, and furthermore, there can be no
 assurance the Company  will be able to  continue leasing its facility.   In
 this regard, the lesee of the facility has exercised its option to extend the lease for the final option year. However, the lessee is in default in the payment of rent and other charges under the lease, and there can be no assurance such defaults will be cured and the lease continued.

     The Company owns 1,900,000 shares of BSI common stock. Such common stock can be traded in the over-the-counter market and stock prices are recorded on "pink sheets." The bid price at July 31, 1997 was estimated to be $.01 per share. Although the Company is free to currently sell these shares of Biosynergy, Inc. common stock, it does not have plans to do so in the near future. See Footnote 4 of the "FINANCIAL STATEMENTS."

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

          (15) Letter dated September 16, 1997, regarding interim financial information. (iv)

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

    _________________________
    [FN]
           (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act, Registration Number 2-87364C, under the Securities Act of 1933, as amended, and incorporated by reference, to the extent of Articles of Amendment, to Form 10K for Fiscal Year Ending April 30, 1986 filed with the Securities and Exchange Commission.

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

     STEVIA COMPANY, INC.

     Date September 18,1997                 /s/ FRED K. SUZUKI /s/
                                             ---------------------------------
                                             Fred K. Suzuki
                                             President, Chairman of  the Board,
                                             Chief Accounting Officer and
                                             Treasurer

     Date September 18,1997                 /s/ LAUANE C. ADDIS /s/
                                             --------------------------------
                                             Lauane C. Addis
                                             Secretary, Corporate Counsel and
                                             Director

  ___________________________________________________________________________

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10Q

                  Quarterly Report Pursuant to Section 13 or 15 (d)

                                        of

                      THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the period ending July 31, 1997
                         Commission File Number: 0-11718


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