Form 10-QT/A
period 1997-07-31
STEVIA CO INC
filed 1997-10-17
CIK 731933

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

                 Commission File Number 0-11718


                         Stevia Company, Inc.
     (Exact name of registrant as specified in its charter)


    Illinois                                    36-2967419
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification No.)


   1940 East Devon Avenue, Elk Grove Village, Illinois     60007
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (847) 593-0226

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

Page 1 of __ pages contained in the sequential numbering system.





                 PART 1 - FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS




Board of Directors and Shareholders
Stevia Company, Inc.
Elk Grove Village, Illinois






     The accompanying balance sheet of STEVIA COMPANY, INC. at July 31, 1997 and the related statements of operations, shareholders' equity and changes in financial position for the three month periods ended July 31, 1997 were not audited; however, the financial statements for the three months periods ending July 31, 1997 and 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

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








                      STEVIA COMPANY, INC.




September 12, 1995




                           STEVIA COMPANY, INC.
                               BALANCE SHEET
                                  ASSETS
                                               July 31, 1997  April 30, 1997
                                                  Unaudited      Unaudited
CURRENT ASSETS
   Cash                                              821          6,574
   Accounts Receivables-othe                       9,048          9,668
   Inventories                                    25,323         25,323
   Prepaid Expenses                                  422              5
          Total Current Assets                    35,614         41,570

PROPERTY AND EQUIPMENT (Notes 1 and 3)
  Land                                             1,127          1,127
  Furniture and Equipment                         44,750         44,750
  Building                                       483,200        483,200
  Idle Equipment                                 121,728        121,728
                                                 650,805        650,805
  Less:  Accumulated Depreciation               (102,737)       (98,902)
                                                 548,068        551,903
OTHER ASSETS
  Patents, Net of Amortization                    12,725         13,115
  Investment in Affiliated Company
    (Note 5)                                         -               -
                                                 596,407        606,588
                                                ------------  --------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                33,139         43,849
  Notes Payable-Officer
   (Notes 4 and 6)                                 2,588          7,588
  Due to Affiliates (Note 4)                     358,991        349,286
  Accrued Executive Compensation                 124,524        124,524
  Deferred Rent                                      310            309
  Accrued Expenses                                 9,539          6,597
          Total Current Liabilities              529,091        532,153
                                               -----------  --------------
NON-CURRENT LIABILITIES
  Tenant Security Deposit                          3,245          3,245

COMMITMENTS AND CONTINGENCIES
  (Notes 5,  9 and 10)                                -             -

SHAREHOLDERS' EQUITY (Notes 5, 8 and 9)
  Common Stock, No Par Value, 100,000,000
   Shares Authorized as of April 30, 1997
   and July 31, 1997; Issued 32,195,300
   Shares at April 30, 1997 and July 31, 1997   2,088,001     2,088,001
  Additional Paid in Capital                          100           100
  Accumulated Deficit                          (2,024,030)   (2,016,911)
                                                   64,071        71,190
                                                  596,407       606,588
                                               ------------  --------------

The accompanying notes are an integral part of the financial statements.

                           STEVIA COMPANY, INC.

                          STATEMENT OF OPERATIONS

                                  Unaudited

                                       Three Months Ended July 31,
                                            1997           1996
REVENUES
  Sales                                        -              -

COST OF SALES                                  -              -
Gross Profit (Loss)                            -              -

OPERATING EXPENSES
  Marketing                                    -                28
  Research and Development                     390             390
  General and Administrative                13,178          13,350
                                            13,568          13,768
Loss From Operations                       (13,568)        (13,768)

OTHER INCOME AND (EXPENSE)
  Rental Income                              6,449           5,954
                                             6,449           5,954
NET LOSS                                    (7,119)        ( 7,814)
                                       -------------   --------------
NET LOSS PER COMMON SHARE
    (Note 8)                                 (.001)          (.001)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                      32,195,300      32,195,300
                                       -------------   --------------












The accompanying notes are an integral part of the financial statements.

                             STEVIA COMPANY, INC.

                   STATEMENT OF CHANGES IN FINANCIAL POSITION

                                    Unaudited
                                                  Three Months Ended July 31,
                                                      1997           1996
OPERATING ACTIVITIES:
  Net Loss                                        (   7,119)      (   7,814)
  Adjustments to Reconcile Net (Loss) to Net
   Cash Used by Operating Activities:
    Depreciation and Amortization                     4,225           4,225
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Receivables                  620             -
    (Increase) Decrease in Inventories
     and Prepaid Expenses                          (    417)       (    449)
  Increase (Decrease) in Accounts Payable and
      Accrued Expenses                             (  7,767)          3,850
  Increase (Decrease) in Due to Affiliates
    (Note 4)                                          9,705            4,707
   Net Cash Provided (Used) by Operating
   Activities                                      (    753)           4,519

INVESTING ACTIVITIES:
  (Increased) Decrease in Furniture
          and Equipment                                  -         (     15)
  Net Cash Provided (Used) by
    Investing Activities                                 -         (     15)

FINANCING ACTIVITIES:
  Proceeds From (Repayments of) Notes (Note 7)    (   5,000)           -
   Net Cash Provided (Used) by Financing
    Activities                                    (   5,000)           -

Increase (Decrease) in Cash and
  Cash Equivalents                                    5,753            4,504
Cash and Cash Equivalents at
  Beginning of Period                                 6,574            1,431
Cash and Cash Equivalents at End of Period              821            5,935
                                                --------------   ------------

The accompanying notes are an integral part of the financial statements.

                              STEVIA COMPANY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                        THREE MONTHS ENDED JULY 31, 1997

                                    Unaudited
                                                                   Total
                                            Additional             Share-
                       Common Stock          Paid-in                 holders'
                   Shares        Amount     Capital     (Deficit)  Equity
BALANCE
  May 1, 1997      32,195,300   2,088,001     100      (2,016,911)    71,190

NET INCOME (LOSS)       -          -           -       (    7,119)  (  7,119)

BALANCE,
  July 31, 1997    32,195,300   2,088,001     100      (2,024,030)    64,071























The accompanying notes are an integral part of the financial statements


                       STEVIA COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS



1.   Summary of Significant Accounting Policies:

     Inventories - Harvested crop inventories are stated at the lower of cost (determined by actual specific production cost) or market value (less estimated cost of disposal).

     Components of inventories are as follows:

                                   July 31, 1997  April 30, 1997

                    Seeds             18,361           18,361
                    Leaves             6,962            6,962
                                   $  25,323      $    25,323
                                   -------------  --------------

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

4.   Related Party Transactions:

     The Company was indebted to affiliated companies as follows:

                                        July 31,       April 30,
                                          1997           1997
     F.K. Suzuki International, Inc.    $  70,412      $  70,412
     Biosynergy, Inc.                   $ 288,579      $ 278,874
               Totals                   $ 358,991      $ 349,286
                                        ---------      ---------

     The amount due to F.K. Suzuki International, Inc. is the net license fees due under an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in
     Note 11, less certain prepayments and discounts with regard to such license agreement.

     The Company shares common offices with Biosynergy, Inc.
     Each company has incurred certain shared office expenses which have been allocated to the other company. The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payable of $288,579 at July 31, 1996 as compared to a net payable of $278,874 at April 30, 1996.

     The Company and its affiliates are related through Common
     Stock ownership as follows on July 31, 1997.

                      STEVIA COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS


4.   (Continued)

                              S T O C K   O F   A F F I L I A T E S
                                                   F.K. Suzuki
                          Stevia   Biosynergy     International  Medlab
Stock Owner               Company      Inc.            Inc.       Inc.

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

     In June, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. On October 10, 1994, Mr. Suzuki loaned $5,000 to the Company for payment of real estate taxes on the Company's facility in Pueblo, Colorado. See Note 7.

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




                     STEVIA COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS


10.  Income Taxes:

     There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1997, net operating loss carryforwards are available and expire, if not used, as follows:

                              1996               51,092
                              1997              292,440
                              1998              224,075
                              1999              167,356
                              2000              302,320
                              2001              423,843
                              2002              389,355
                              2003              328,154
                              2004              189,389
                              2005              133,704
                              2006               74,264
                              2007               73,470
                              2008               49,568
                              2009              119,410
                              2010               55,831
                              2011               33,519
                              2012               37,407
                                             $3,064,297
                                             ----------

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

11.  Management's Plans:

     In view of the fact that the Company has incurred losses of $37,407, $33,519 and $55,831 for the years ended April 30,
     1997, 1996, and 1995, respectively, management of the Company recognizes the ability of the Company is contingent upon th Company obtaining financing so it can commence operations or acquire alternative operations. Before the Company can realize material operating revenues from its proposed operations, the Company must equip and commence operations of a processing facility. The cost of equipping a processing facility is significant, and therefore the Company's main objective has been to obtain such financing. Although the Company will continue to seek financing for its proposed operations, the Company will also pursue alternatives, such as licensing its technology, selling Stevia Company or its assets, or combining Stevia

                           STEVIA COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

11.  (Continued)

     Company with another enterprise. Although no agreements have been entered into for consummating any such transaction, management of the Company believes such a transaction may be forthcoming.

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

     During the quarter ending July 31, 1997, the Company realized rental income of $6.449 from leasing its Pueblo, Colorado facility as a result of a three-year lease to an unaffiliated third party. This lease grants the tenant first right of refusal upon the sale of other disposition of the Pueblo facility and provides for two one-year options. The lease provides for rent of $19,743 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year.

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

                       PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

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

     (15) Letter dated September 16, 1997, regarding interim financial information. (v)

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

STEVIA COMPANY, INC.

Date September ___,1997                 /s/ FRED K. SUZUKI /s/
                                        ---------------------------------
                                        Fred K. Suzuki
                                        President, Chairman of the Board,
                                        Chief Accounting Officer and
                                        Treasurer

Date September ___,1997                 /s/ LAUANE C. ADDIS /s/
                                        --------------------------------
                                        Lauane C. Addis
                                        Secretary, Corporate Counsel and
                                        Director

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