Form 10-QT/A
period 1997-07-31
STEVIA CO INC
filed 1997-10-17
CIK 731933

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

                      STEVIA COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS


4.   (Continued)

                              S T O C K   O F   A F F I L I A T E S
[S]                      [C]      [C]             [C]           [C]
                                                   F.K. Suzuki
                          Stevia   Biosynergy     International  Medlab
Stock Owner               Company      Inc.            Inc.       Inc.

Stevia Company, Inc.        -         13.8%             -           -
Biosynergy, Inc.            .4%         -               -           -
F.K. Suzuki
 International, Inc.      55.8%       18.8%             -         100.0%
Medlab, Inc.                -           -               -            -
Fred K. Suzuki, Officer/    -           -             35.6%          -
 Director
Lauane C. Addis, Officer/   .1%         .1%           32.7%          -
 Director
James F. Schembri,          .2%       12.9%             -            -
 Director
[/TABLE]

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