Form 10-Q/A
period 1997-07-31
STEVIA CO INC
filed 1997-10-29
CIK 731933

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

11.  Management's Plans:

     In view of the fact that the Company has incurred losses of $37,407, $33,519 and $55,831 for the years ended April 30,
     1997, 1996, and 1995, respectively, management of the Company recognizes the ability of the Company is contingent upon the Company obtaining financing so it can commence operations or acquire alternative operations. Before the Company can realize material operating revenues from its proposed operations, the Company must equip and commence operations of a processing facility. The cost of equipping a processing facility is significant, and therefore the Company's main objective has been to obtain such financing. Although the Company will continue to seek financing for its proposed operations, the Company will also pursue alternatives, such as licensing its technology, selling Stevia Company or its assets, or combining Stevia

                           STEVIA COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

11.  (Continued)

     Company with another enterprise. Although no agreements have been entered into for consummating any such transaction, management of the Company believes such a transaction may be forthcoming.

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