Form 10-Q
period 1997-10-31
STEVIA CO INC
filed 1997-12-15
CIK 731933

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1997

                               OR
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________ to ____________

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

                       Yes   X   No

Number of shares outstanding of common stock as of the close of the period covered by this report:  32,195,300
Page 1 of 20  pages contained in the sequential numbering system.

                      STEVIA COMPANY, INC.
                 PART 1 - FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS

Board of Directors and Shareholders
Stevia Company, Inc.
Elk Grove Village, Illinois

     The accompanying balance sheet of STEVIA COMPANY, INC. at October 31, 1997 and the related statements of operations, shareholders' equity and cash flow for the three and six month periods ended October 31, 1997 and 1996 were not audited; however, the financial statements for the three and six month periods ending October 31, 1997 and 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

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






STEVIA COMPANY, INC.
December 9, 1997




                      STEVIA COMPANY, INC.
                          BALANCE SHEET
                             ASSETS
                                 October 31,1997      April 30, 1997
                                      Unaudited         Unaudited
CURRENT ASSETS
   Cash                               864                  6,574
   Accounts Receivables-other          0                   9,668
   Inventories                     25,323                 25,323
   Prepaid Expenses                   492                      5
          Total Current Assets     26,679                41,570

PROPERTY AND EQUIPMENT (Notes 1 and 3)
  Land                              1,127                  1,127
  Furniture and Equipment          44,750                 44,750
  Building                        483,200                483,200
  Idle Equipment                  121,728                121,728

                                  650,805                650,805
  Less:  Accumulated Depreciation
                                 (106,572)               (98,902)

                                  544,233                551,903
OTHER ASSETS
  Patents, Net of Amortization     12,334                 13,115
  Investment in Affiliated Company
    (Note 4)                         -                       -
                               ---------------         ----------------


              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                31,709                 43,849
  Notes Payable-Officer
   (Notes 4 and 6)                    0                   7,588
  Due to Affiliates (Note 4)     358,904                349,286
  Accrued Executive Compensation
                                 124,524                124,524
  Deferred Rent                      312                    309
  Accrued Expenses                 9,214                  6,597
     Total Current Liabilities   524,663                532,153
                             --------------         --------------
NON-CURRENT LIABILITIES
  Tenant Security Deposit          3,245                  3,245

COMMITMENTS AND CONTINGENCIES
  (Notes 5,  9 and 10)               -                          -

SHAREHOLDERS' EQUITY (Notes 4 and 7)
  Common Stock, No Par Value, 100,000,000
   Shares Authorized as of April 30, 1997
   and October 31, 1997; Issued 32,195,300
   Shares at April 30, 1997 and October 31, 1997
                                2,088,001              2,088,001
  Additional Paid in Capital          100                    100
  Accumulated Deficit          (2,032,763)            (2,016,911)

                                   55,338                 71,190

                                  583,246                606,588

                                 ------------------      ---------------
The accompanying notes are an integral part of the financial statements.


                      STEVIA COMPANY, INC.

                     STATEMENT OF OPERATIONS
                            Unaudited

                         Three Months Ended            Six Months Ended
                          October 31,                 October 31,
                          1997           1996          1997           1996
REVENUES
 Sales                      -              -            -               -

COST OF SALES               -              -            -               -
 Gross Profit (Loss)        -              -            -               -

OPERATING EXPENSES

Marketing                   -               -             -             28
Research and Development   390         260                780          650
  General and Administrative
                        15,388      15,616             28,567       28,967
                        15,778      15,876             29,347       29,645
Loss From Operations   (15,778)    (15,876)           (29,347)      (29,645)

OTHER INCOME AND (EXPENSE)
  Rental Income          6,713       5,954             13,163        11,908
  Interest Income          332        -                   332           -

                         7,045       5,954             13,495        11,908
NET LOSS                (8,733)     (9,922)           (15,852)      (17,737)

                ---------------     ------------   -----------  -------------
NET LOSS PER COMMON SHARE
    (Note 8)             (.001)      (.001)            (.001)     (.001)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING    32,195,300  32,195,300       32,195,300     32,195,300

                    -------------  -----------    ------------    ----------









The accompanying notes are an integral part of the financial statements.




                      STEVIA COMPANY, INC.

                STATEMENT OF SHAREHOLDERS' EQUITY

                SIX MONTHS ENDED OCTOBER 31, 1997

                            Unaudited
                                                                     Total
                                         Additional                  Share-
                    Common Stock         Paid-In                     holders'
                  Shares        Amount   Capital     (Deficit)       Equity
BALANCE
  May 1, 1997    32,195,300   2,088,001     100     (2,016,911)     71,190

NET INCOME (LOSS)   -             -         -         ( 15,852)    (15,852)

BALANCE,
  October 31, 1997
                32,195,300    2,088,001     100     (2,032,763)     55,338
         ----------------   -------------  ------  ------------   -----------























The accompanying notes are an integral part of the financial statements


                      STEVIA COMPANY, INC.

                      STATEMENT OF CASH FLOW

                           Unaudited

                                       Six Months Ended October 31,
                                        1997              1996
OPERATING ACTIVITIES:
  Net Loss                              (15,852)                (17,737)
  Adjustments to Reconcile Net (Loss) to Net
   Cash Used by Operating Activities:
    Depreciation and Amortization         8,451                    7,043
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable
                                         9,668                       -
    (Increase) Decrease in Inventories
     and Prepaid Expenses
                                     (     487)               (     524)
  Increase (Decrease) in Accounts Payable and
      Accrued Expenses                (  9,520)               (  1,611)
  Increase (Decrease) in Due to Affiliates
    (Note 4)                             9,618                   10,079
   Net Cash Provided (Used) by Operating
   Activities                            1,878                  ( 2,750)

INVESTING ACTIVITIES:
    Net Cash Provided (Used) by
    Investing Activities                   -                         -

FINANCING ACTIVITIES:
  Proceeds From (Repayments of) Notes
   (Note 6)                           (  7,588)                 2,000
   Net Cash Provided (Used) by Financing
    Activities                        (  7,588)                  2,000
Increase (Decrease) in Cash and
  Cash Equivalents                    (  5,710)              (     750)
Cash and Cash Equivalents at
  Beginning of Period                    6,574                  1,431
Cash and Cash Equivalents at End of Period
                                           864                      681

                                   -------------         ---------------

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

Components of inventories are as follows:

                       October 31, 1997          April 30, 1997

        Seeds             18,361                    18,361
        Leaves             6,962                     6,962
                       $  25,323               $    25,323
                     --------------         ---------------
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

3.   Property and Equipment:

In 1986, the Company completed construction of a building for a sweetener production facility in Pueblo, Colorado on a parcel of land (25 acres) owned by the Company. The net price for construction of the building was $483,200. The
Company also purchased certain equipment for its processing facility. Completion of the processing facility was terminated in 1987 due to lack of funds. See Footnote 11.

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

                    STEVIA COMPANY, INC.

                    NOTES TO FINANCIAL STATEMENTS


4.   Related Party Transactions:

The Company was indebted to affiliated companies as follows:
                                          October 31,          April 30,
                                            1997                  1997
     F.K. Suzuki International, Inc.     $   70,412         $   70,412
     Biosynergy, Inc.                     $ 288,492          $ 278,874
               Totals                     $ 358,904          $ 349,286
                                       -------------               ------------

The amount due to F.K. Suzuki International, Inc. is the net license fees due under an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in
Note 9, less certain prepayments and discounts with regard to such license agreement.

The Company shares common offices with Biosynergy, Inc.
Each company has incurred certain shared office expenses which have been allocated to the other company. The Company had a net payable of $288,492 at October 31, 1997 as compared to a net payable of $278,874 at April 30, 1997.

The Company and its affiliates are related through Common
Stock ownership as follows on October 31, 1997.

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

In June, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for

                    STEVIA COMPANY, INC.

                    NOTES TO FINANCIAL STATEMENTS


payment of the Company's share of the costs, including legal fees, of settling a lawsuit. This advance was repaid during the six-month period ended October 31, 1997. See also Note
6.

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

6.   Notes Payable:
      Notes Payable - Officer consists of the following:
     . an unsecured note dated July 1, 1993 in the original amount of $7,588 payable to Fred K.
          Suzuki, President. The note is due on demand and bears interest at 10% per annum. This note was repaid during the six-month period ending October
          31, 1997.

7.   Shareholders' Equity:

The authorized capital stock of Stevia Company is 100,000,000 shares of no par value Common Stock and 100,000 shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of issuance, subject to limitations set forth in the Amended Articles of Incorporation. As of April 30, 1997 and October 31, 1997, no shares of Preferred Stock were outstanding.

On November 1, 1989, the Company's Secretary, Lauane C. Addis, and President, Fred K. Suzuki, agreed to forego their salaries in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month they forfeited their salary at an option price of $.025 per share. Accrual of these options was terminated effective April 30, 1991. These options may be exercised until one year after the repayment of the deferred compensation due at October 31, 1989, the optionee's salary is reinstated, or the optionee is no longer employed by the Company, whichever is later. As of October 31, 1997, none of these options have been exercised and a total of 2,999,988 shares are subject to the options. These options provide for adjustments to prevent dilution in the event of capital reorganizations.

Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. Conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. A total of 1,448,917 shares have been reserved for Mr. Suzuki's option. No portion of the option has been exercised as of October 31, 1997. The option provides for adjustments to prevent dilution in the event of capital reorganizations.

8. Income (Loss) per shae is computed based on the weighted average number of shares of

                    STEVIA COMPANY, INC.

                    NOTES TO FINANCIAL STATEMENTS


Common Stock outstanding during the period, after giving effect to stock splits. The effect of exercise of stock options has not been presented as exercise would be anti-dilutive.

9.  Agreements, Licenses and Options:

The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payable beginning in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki , Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from
the licensed technology in lieu of a set fee.   No fees were
incurred during the six-month period ending October 31, 1997.

10.  Income Taxes:

There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1997, net operating loss carryforwards are available and expire, if not used, as follows:
                              1996               51,092
                              1997              292,440
                              1998              224,075
                              1999              167,356
                              2000              302,320
                              2001              423,843
                              2002              389,355
                              2003              328,154
                              2004              189,389
                              2005              133,704
                              2006               74,264
                              2007               73,470
                              2008               49,568
                              2009              119,410
                              2010               55,831
                              2011               33,519
                              2012               37,407
                                             $3,064,297
                             --------           -------


The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".
Due to the historical and continued net operating losses of the Company, Statement 109 has no material effect, if any, on the Company's Financial Statements. The Company has elected not to retroactively adopt the provisions allowed in SFAS NO.109; however, all provisions of the document have been applied since the beginning of fiscal year 1994.

11.  Management's Plans:

In view of the fact that the Company has incurred losses of $37,407, $33,519 and $55,831 for the years ended April 30,
1997, 1996, and 1995, respectively, management of the Company recognizes the ability of the Company to continue is contingent upon the Company obtaining financing so it can

                     STEVIA COMPANY, INC.

                    NOTES TO FINANCIAL STATEMENTS


commence operations or acquire alternative operations. Before the Company can realize material operating revenues from its proposed operations, the Company must equip and commence operations of a processing facility. The cost of equipping a processing facility is significant, and therefore the Company's objective has been to obtain such financing. Although the Company will continue to seek financing for its proposed operations, the Company will also pursue alternatives, such as licensing its technology, selling Stevia Company or its assets, or combining Stevia Company with another enterprise. Although no agreements have been entered into for consummating any such transaction, management of the Company believes such a transaction may be possible in the future.


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

SALES/REVENUES

The Company had no sales during the quarter ("2nd Quarter") or six month period ending October 31, 1997. The Company did not produce rebaudioside A or other products on a commercial basis during the 2nd Quarter, and was not expected to have sales. After commencement of commercial operations, Management continues to believe that a market for its Stevia products could be developed.

The Company realized rental income of $6,713 during the 2nd Quarter and $13,163 during the six-month period ending October 31, 1997 from leasing its Pueblo, Colorado facility
to an unrelated third party.   The lease between the Company
and the tenant grants the tenant two one-year options. The tenant exercised its rights under the second one-year option as of September 1, 1997. The lease provides for rent of $23,264 for the second option period. The Company also realized $332 of the interest income during the 2nd Quarter on late rental payments by the tenant of the Pueblo, Colorado facility.

COSTS AND EXPENSES

The overall operating expenses of the Company decreased by $98 during the 2nd Quarter as compared to the same quarter ending in 1996 and decreased by $298 during the six month period ending October 31, 1997 as compared to the same period ending in 1996. Most of the current expenses are overhead and general and administration items required to maintain the Company. It is not anticipated that the expenses of the Company will materially change until the Company receives financing or commences alternative operations.

NET LOSS

The Company realized a net loss of $8,733 in the 2nd
Quarter as compared to a net loss of $9,922 in the comparative quarter in 1996. The Company's net loss of $15,852 during the six month period ending October 31, 1997 was $1,885 less than the net loss during the comparative period in 1996. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company produces its sweeteners and other products for sale or can obtain alternative revenues. See
"LIQUIDITY AND CAPITAL RESOURCES" below.

As of April 30, 1997, the Company has incurred net operating losses aggregating $3,064,297. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not materially alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 10 to the Financial Statements. See "FINANCIAL STATEMENTS."

ASSETS/LIABILITY RATIO

The ratio of current assets to current liabilities (.05 to 1) is not acceptable taking into considely of inventory. It is unknown how much inventory the Company can sell, if any. The Company is not producing inventory and there can be no assurance of long-term revenues, if any. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for use in its initial processing operations or for sale, and seeds which may be used for growing more leaves. See "LIQUIDITY AND CAPITAL RESOURCES" below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased by $7,401 during the six month period ending October 31, 1997. The Company's negative net working capital is due to the continuing losses of the Company. The Company had $864 in cash at October 31, 1997. Management of the Company believes this amount is insufficient to provide working capital for the ensuing quarter. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit.

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

The Company and an affiliate, Biosynergy, Inc. ("BSI"), share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of April 30, 1997 was $278,874 and $288,492 as of October 31,
1997. The amounts due to BSI reflect on-going transactions in the ordinary course of business and do not represent any extraordinary transactions. Shared expenses include salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company bel effective to share these expenses with BSIy continue to do so in the near future. However, there is no assurance BSI will be in a position or agree to continue to extend credit to the Company for these shared expenses.

On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo, Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. See "SALES/REVENUES" above. The proceeds from leasing such facility are used to offset expenses of the facility and to cover a portion of the general and administrative expenses of the Company. However, the cash flow from leasing the facility in Pueblo is not expected to be sufficient to cover all of the expenses of the Company for the ensuing year, and furthermore, there can be no assurance the Company will be able to continue leasing its facility. In this regard, the lessee of the facility has exercised its option to extend the lease for the final option year which ends August 31, 1998.

The Company owns 1,900,000 shares of BSI common stock. Such common stock can be traded in the over-the-counter market and stock prices are recorded on "pink sheets." The bid price at October 31, 1997 was estimated to be $.01 per share. Although the Company is free to currently sell these shares of Biosynergy, Inc. common stock, it does not have plans to do so in the near future. See Footnote 4 of the "FINANCIAL STATEMENTS."

      STEVIA COMPANY, INC.

                 PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

A.   The following Exhibits are included herein pursuant to
Section 601:

(3)  (a)  Articles of Incorporation (i)

       (b)  By-Laws (ii)

       (10) Material Contracts.
     (a) Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Fred K. Suzuki, effective
November 1, 1989.  (iii)

     (b) Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Lauane C. Addis, effective
November 1, 1989. (iii)

     (c)  Amendment to Deferred Compensation Option
Agreement by and between Stevia Company, Inc. and Fred K.
Suzuki, effective April 1, 1991. (iv)

          (d) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc.
(v)

               (e)  Promissory Note dated July 1, 1993
payable to Fred  K. Suzuki in the amount of $7,587.75. (v)

      (11) Statement regarding computation of per share earnings -none.

      (15) Letter dated December 9, 1997, regarding interim financial information. (iv)

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

                          FOOTNOTES

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


(ii)      Incorporated by reference to Form 10K for Fiscal
          Year Ending April 30, 1987 filed with the
          Securities and Exchange Commission.


(iii)     Incorporated by reference to Form 10K for Fiscal
          Year ending April 30, 1990 filed with the Securities and Exchange Commission.


(iv)      Incorporated by reference to Form 10K for Fiscal
          Year ending April 30, 1991 filed with the Securities and Exchange Commission.


(v) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1994 filed with the Securities and Exchange Commission.


(vi) This Exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



STEVIA COMPANY, INC.




Date December 10, 1997        /s/ FRED K. SUZUKI /s/
                             Fred K. Suzuki
                             President, Chairman of the Board,
                             Chief Accounting Officer and  Treasurer


Date December 10, 1997        /s/ LAUANE C. ADDIS /s/
                              Lauane C. Addis
                              Secretary, Corporate Counsel and
                              Director







__________________________________________________________________
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549



                          FORM 10Q

      Quarterly Report Pursuant to Section 13 or 15 (d)

                             of

           THE SECURITIES AND EXCHANGE ACT OF 1934

           For the period ending October 31, 1997
               Commission File Number: 0-11718


             STEVIA COMPANY, INC.
_________________________________________________________________
     (Exact name of registrant as specified in charter)

                   1940 East Devon Avenue
                 Elk Grove Village, IL 60007
                       (847) 593-0226
  (Address and telephone number of registrant's principal executive office on a principal place of business)

             __________________________________

EXHIBITS


________________________________________________________________
_________________________________________________________________


















__________________________________________________________________
__________________________________________________________________

                       EXHIBIT INDEX
                       _______________
                                                       Page Number
                                                       Pursuant to
                                                       Sequential
Exhibit                                                Numbering
Number                   Exhibit                       System
_______                ___________                     __________
27                    Financial Data Schedule            E-1