Form 10-Q
period 1998-01-31
STEVIA CO INC
filed 1998-03-17
CIK 731933

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1998

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

                        Yes   X   No

Number of shares outstanding of common stock as of the close of the period covered by this report:  32,195,300
Page 1 of 16  pages contained in the sequential numbering system.

                       STEVIA COMPANY, INC.
                  PART 1 - FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS

Board of Directors and Shareholders
Stevia Company, Inc.
Elk Grove Village, Illinois

     The accompanying balance sheet of STEVIA COMPANY, INC. at January 31, 1998 and the related statements of operations, shareholders' equity and cash flow for the three and nine month periods ended
January 31, 1998 and 1997 were not audited; however, the financial statements for the three and nine month periods ending January
31, 1998 and 1997 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

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






STEVIA COMPANY, INC.
March  9, 1998

                       STEVIA COMPANY, INC.
                          BALANCE SHEET
                              ASSETS
                            January 31, 1998   April 30, 1997
                             Unaudited          Unaudited
CURRENT ASSETS
   Cash                           6,395                  6,574
   Accounts Receivables-other        0                   9,668
   Inventories                   25,323                 25,323
   Prepaid Expenses                 541                      5
      Total Current Assets       32,259                 41,570

PROPERTY AND EQUIPMENT (Notes 1 and 3)
   Land                           1,127                  1,127
   Furniture and Equipment       44,750                 44,750
   Building                     483,200                483,200
   Idle Equipment               121,728                121,728
                                650,805                650,805
 Less:Accumulated Depreciation (110,407)               (98,902)
                                540,398                551,903
OTHER ASSETS
  Patents, Net of Amortization   11,944                 13,115
  Investment in Affiliated Company
         (Note 4)                  -                     -
                                584,601                606,588
                               -------------------------------

               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable              33,174                 43,849
  Notes Payable-Officer
      (Notes 4 and 6)               0                   7,588
  Due to Affiliates
      (Note 4)                  363,609               349,286
  Accrued Executive
     Compensation               124,524               124,524
     Deferred Rent                  313                   309
     Accrued Expenses            12,945                 6,597
Total Current Liabilities       534,565               532,153

                         ----------------         --------------
NON-CURRENT LIABILITIES
 Tenant Security Deposit          3,245                 3,245

COMMITMENTS AND CONTINGENCIES
     (Notes 5,  9 and 10)         -                       -

SHAREHOLDERS' EQUITY (Notes 4 and 7)
  Common Stock, No Par Value, 100,000,000
  Shares Authorized as of April 30, 1997
  and January 31, 1998; Issued 32,195,300
  Shares at April 30, 1997 and January 31, 1998
                              2,088,001             2,088,001
  Additional Paid in Capital   100                    100
  Accumulated Deficit        (2,041,310)           (2,016,911)

                                 46,791                71,190

                                584,601               606,588

                            ------------------      ---------------

The accompanying notes are an integral part of the financial statements.

                 STEVIA COMPANY, INC.

                     STATEMENT OF OPERATIONS

                            Unaudited

                          Three Months Ended        Nine Months Ended
                            January 31,                 January 31,
                      1998           1997           1998             1997
REVENUES
           Sales         -              -               -          -

COST OF SALES            -              -               -          -
  Gross Profit (Loss)    -              -               -          -

OPERATING EXPENSES
  Marketing              -              -               -            28
  Research and Development 390         520           1,171        1,171
  General and Administrative
                     14,825          16,161         43,391       45,127

                     15,215          16,681         44,562       46,326

    Loss From Operations
                    (15,215)       (16,681)        (44,562)     (46,326)


OTHER INCOME AND (EXPENSE)
    Rental Income     6,668          6,768         19,831        18,676
     Interest Income    -            -                332            -

                      6,668          6,768         20,163        18,676

NET LOSS             (8,547)        (9,913)      (24,399)       (27,650)
                   -----------     --------    -----------     -------------

NET LOSS PER COMMON SHARE
   (Note 8)           (.001)        (.001)     (.001)             (.001)


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING 32,195,300   32,195,300    32,195,300      32,195,300

                  -----------    -----------  --------------   -------------








The accompanying notes are an integral part of the financial statements.

                       STEVIA COMPANY, INC.

                STATEMENT OF SHAREHOLDERS' EQUITY

                NINE MONTHS ENDED JANUARY 31, 1998

                         Unaudited

                                                                       Total
                                            Additional                 Share-
                        Common Stock          Paid-in                 holders'
                     Shares        Amount    Capital    (Deficit)     Equity
BALANCE
  May 1, 1997      32,195,300   2,088,001        100  (2,016,911)    71,190


NET INCOME (LOSS)   -               -           -       ( 24,399)    (24,399)

BALANCE,
 January 31, 1998  32,195,300    2,088,001     100    (2,041,310)     46,791
                  ----------   -----------  -------  -------------  -----------























The accompanying notes are an integral part of the financial statements






                       STEVIA COMPANY, INC.

                      STATEMENT OF CASH FLOW

                            Unaudited

                                     Nine Months Ended January 31,
                                      1998                    1997

OPERATING ACTIVITIES:
  Net Loss                           (24,399)              (27,650)
  Adjustments to Reconcile Net (Loss) to Net
   Cash Used by Operating Activities:
    Depreciation and Amortization     12,676                12,675
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
                                       9,668                ( 814)
(Increase) Decrease in Inventories
       and Prepaid Expenses            (536)                ( 578)
Increase (Decrease) in Accounts Payable and
        Accrued Expenses            ( 4,323)                1,914
Increase (Decrease) in Due to Affiliates
       (Note 4)                   14,323                  14,986
Net Cash Provided (Used) by Operating
       Activities                     7,409                   533

INVESTING ACTIVITIES:
  Net Cash Provided (Used) by
     Investing Activities           -                         -

FINANCING ACTIVITIES:
  Proceeds From (Repayments of) Notes
        (Note 6)                  (  7,588)                 -
  Net Cash Provided (Used) by Financing
       Activities                 (  7,588)                  -
Increase (Decrease) in Cash and
     Cash Equivalents           (     179)                    533
Cash and Cash Equivalents at
     Beginning of Period             6,574                  1,431
 Cash and Cash Equivalents
    at End of Period                 6,395                 1,964

                                  -------------         ---------------

The accompanying notes are an integral part of the financial statements.


                       STEVIA COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:

Inventories - Harvested crop inventories are stated at the lower of cost (determined by actual specific production cost) or market value (less estimated cost of disposal).

Components of inventories are as follows:

                                     January 31, 1998         April 30, 1997
                       Seeds         $  18,361                  $18,361
                      Leaves             6,962                    6,962
                                     $  25,323                  $25,323
                                    --------------           ---------------
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

                    STEVIA COMPANY, INC.

                    NOTES TO FINANCIAL STATEMENTS


4.Related Party Transactions:

The Company was indebted to affiliated companies as follows:
                                  January 31,   April 30,
                                      1998         1997
F.K. Suzuki International, Inc.    $   70,412    $ 70,412
Biosynergy, Inc.                   $ 293,197     $278,874
          Totals                   $ 363,609      $349,286
                                -------------    ------------

The amount due to F.K. Suzuki International, Inc. is the net license fees due under an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in Note 9, less certain prepayments and discounts with regard to such license agreement.

The Company shares common offices with Biosynergy, Inc. Each company has incurred certain shared office expenses which have been allocated to the other company. The Company had a net payable of $293,197 at January 31, 1998 as compared to a net payable of $278,874 at April 30, 1997.


The Company and its affiliates are related through Common Stock ownership as follows on January 31, 1998.

            S T O C K   O F   A F F I L I A T E S
                                                 F.K. Suzuki
                       Stevia   Biosynergy      International    Medlab
Stock OwnerCompany      Inc.      Inc.                Inc.
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

In June, 1993, Fred K. Suzuki, President of the Company, advanced
$7,587.75 to the Company for

                    STEVIA COMPANY, INC.

                    NOTES TO FINANCIAL STATEMENTS


payment of the Company's share of the costs, including legal
fees, of settling a lawsuit.   See Note 6.

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

6.   Notes Payable:
Notes Payable - Officer consists of the following:
     . an unsecured note dated July 1, 1993 in the original amount of $7,588 payable to Fred K. Suzuki, President.
          The note is due on demand and bears interest at 10% per annum. This note was repaid on October 20, 1997.

7.   Shareholders' Equity:

The authorized capital stock of Stevia Company is 100,000,000 shares of no par value Common
Stock and 100,000 shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of issuance, subject to limitations set forth in the Amended Articles of Incorporation. As of April 30, 1997 and January 31, 1998, no shares of Preferred Stock were outstanding.

On November 1, 1989, the Company's Secretary, Lauane C. Addis, and President, Fred K. Suzuki, agreed to forego their salaries in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month they forfeited their salary at an option price of $.025 per share. Accrual of these options was terminated effective April 30, 1991. These options may be exercised until one year after the repayment of the deferred compensation due at October 31, 1989, the optionee's salary is reinstated, or the optionee is no longer employed by the Company, whichever is later. As of January 31, 1998, none of these options have been exercised and a total of 2,999,988 shares are subject to the options. These options provide for adjustments to prevent dilution in the event of capital reorganizations.

Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. Conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. A total of 1,448,917 shares have been reserved for Mr. Suzuki's option. No portion of the option has been exercised as of January 31, 1998. The option provides for adjustments to prevent dilution in the event of capital reorganizations.

8. Income (Loss) per share is computed based on the weighted average number of shares of

                    STEVIA COMPANY, INC.

                    NOTES TO FINANCIAL STATEMENTS


Common Stock outstanding during the period, after giving effect to stock splits. The effect of exercise of stock options has not been presented as exercise would be anti-dilutive.

9.  Agreements, Licenses and Options:

The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki
International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payable beginning in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki ,
Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of
a set fee.   No fees were incurred
during the nine-month period ending January 31, 1998.

10.  Income Taxes:

There is no provision for income taxes in the accompanying
financial statements due to the
Company's net operating loss position.  At April 30, 1997, net operating loss carryforwards are
available and expire, if not used, as follows:
                              1996               51,092
                              1997              292,440
                              1998              224,075
                              1999              167,356
                              2000              302,320
                              2001              423,843
                              2002              389,355
                              2003              328,154
                              2004              189,389
                              2005              133,704
                              2006               74,264
                              2007               73,470
                              2008               49,568
                              2009              119,410
                               2010              55,831
                               2011              33,519
                               2012              37,407
                                             $3,064,297
                                              ---------------


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



 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

SALES/REVENUES

The Company had no sales during the quarter ("3rd Quarter") or nine month period ending January
31, 1998. The Company did not produce rebaudioside A or other products on a commercial basis during the 3rd Quarter, and was not expected to have sales.
After commencement of commercial
operations, Management continues to believe that a market for its Stevia products could be developed.

The Company realized rental income of $6,668 during the 3rd Quarter and $19,831 during the nine-
month period ending January 31, 1998 from leasing its Pueblo, Colorado facility to an unrelated
third party.   The lease between the Company and the tenant
grants the tenant two one-year options.
The tenant exercised its rights under the second one-year option which ends August 31, 1998. The lease provides for rent of $23,264 for the second option period. The Company also realized $332 of the interest income during the nine month period ending January 31, 1998 on late rental payments by the tenant of the Pueblo, Colorado facility.

COSTS AND EXPENSES

The overall operating expenses of the Company decreased by $1,446 during the 3rd Quarter as compared to the same quarter ending in 1997 and decreased by $1,764 during the nine month period ending January 31, 1998 as compared to the same period ending in 1997. Most of the current expenses are overhead and general and administration items required to maintain the Company. It is not anticipated that the expenses of the Company will materially change until the Company receives financing or commences alternative operations.

NET LOSS

The Company realized a net loss of $8,547 in the 3rd Quarter as compared to a net loss of $9,913 in the comparative quarter in 1997. The Company's net loss of $24,399 during the nine month period ending January 31, 1998 was $3,251 less than the net loss during the comparative period in
1997. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company produces its sweeteners and other products for sale or can obtain alternative revenues. See "LIQUIDITY AND CAPITAL RESOURCES" below.

As of April 30, 1997, the Company has unused net operating losses aggregating $3,064,297. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not materially alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 10 to the Financial Statements. See "FINANCIAL STATEMENTS."

ASSETS/LIABILITY RATIO

The ratio of current assets to current liabilities (.06 to 1) is not acceptable taking into consideration the Company's cash flow position. The Company's current assets consist primarily of inventory.
It is unknown how much inventory the Company can sell, if any. The Company is not producing inventory and there can be no assurance of long-term revenues, if any. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for use in its initial processing operations or for sale, and seeds which may be used for growing more leaves. See
"LIQUIDITY AND CAPITAL RESOURCES" below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased by $11,723 during the nine month period ending
January 31, 1998. The Company's negative net working capital is due to the continuing losses of the Company. The Company had $6,395 in cash at January 31, 1998. Management of the Company believes this amount is insufficient to provide working capital for the ensuing quarter. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit.

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

The Company and an affiliate, Biosynergy, Inc. ("BSI"), share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of April 30, 1997 was $278,874 and $293,197 as of January 31,
1998. The amounts due to BSI reflect on-going transactions in the ordinary course of business and do not represent any extraordinary transactions. Shared expenses include salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company bel effective to share these expenses with BSI, and will likely continue to do so in the near future. However, there is no assurance BSI will be in a position or agree to continue to extend credit to the Company for these shared expenses.

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

The Company owns 1,900,000 shares of BSI common stock. Such common stock can be traded in the over-the-counter market and stock prices are recorded on "pink sheets." The bid price at January
31, 1998 was estimated to be less than .01 per share. Although the Company is free to currently sell these shares of Biosynergy, Inc. common stock, it does not have plans to do so in the near future.
See Footnote 4 of the "FINANCIAL STATEMENTS."

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

      (b)Deferred Compensation Option Agreement by and between
Stevia Company, Inc. and Lauane C. Addis, effective November 1, 1989. (iii)

      (c)Amendment to Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Fred K. Suzuki, effective April 1, 1991. (iv)

      (d)Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc. (v)

      (e) Promissory Note dated July 1, 1993 payable to Fred K. Suzuki in the amount of $7,587.75. (v)

      (11) Statement regarding computation of per share earnings-none.

      (15) Letter dated March 9, 1998, regarding interim financial information. (iv)

      (18) Letter regarding change in accounting principles - none.

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



STEVIA COMPANY, INC.




     Date March 9,  1998            /s/ FRED K. SUZUKI /s/
                                     Fred K. Suzuki
                                     President, Chairman of the Board,
                                     Chief Accounting Officer and Treasurer


     Date March 9, 1998             /s/ LAUANE C. ADDIS /s/
                                    Lauane C. Addis
                                    Secretary, Corporate Counsel and Director






                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



STEVIA COMPANY, INC.



       Date                        Fred K. Suzuki
                                   President, Chairman of the Board,
                                   Chief Accounting Officer  and Treasurer


       Date                        Lauane C. Addis
                                   Secretary, Corporate Counsel and Director






_________________________________________________________________
                           __
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549



                          FORM 10Q

      Quarterly Report Pursuant to Section 13 or 15 (d)

                             of

           THE SECURITIES AND EXCHANGE ACT OF 1934

           For the period ending January 31, 1998
               Commission File Number: 0-11718


             STEVIA COMPANY, INC.
_________________________________________________________________
     (Exact name of registrant as specified in charter)

                   1940 East Devon Avenue
                 Elk Grove Village, IL 60007
                       (847) 593-0226
(Address and telephone number of registrant's principal executive office on a principal place of business)

             __________________________________

                          EXHIBITS


_________________________________________________________________

_________________________________________________________________

_________________________________________________________________
_________________________________________________________________

                       EXHIBIT INDEX
                       _______________

                                                         Page Number
                                                         Pursuant to
                                                         Sequential
             Exhibit                                     Numbering
              Number            Exhibit                  System
             _______            _______                  __________
               27         Financial Data Schedule           E-1