Form 10-K
period 1998-04-30
STEVIA CO INC
filed 1998-09-02
CIK 731933

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                               FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended 4/30/98

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

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

Title of each class                                  NONE
Name of each exchange on which registered            NONE
Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, No Par Value
                          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Page one of 57 pages contained in the sequential numbering system.  The
Exhibit Index may be found on page E-1 of the sequential numbering system.

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant on July 1, 1998 cannot be ascertained because there is no established market for the Company's stock due to limited and sporadic trades.

The number of shares of common stock outstanding on April 30, 1998 was 32,195,300 shares.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 14.

                                  PART I

Item 1.  Description of Business.

General Development of Business.

Stevia Company, Inc. (the "Company") was incorporated as a subsidiary of F.K. Suzuki International, Inc. ("FKSI") on November 22, 1976. The Company's principal administrative offices and research laboratory are located at 1940
E. Devon, Elk Grove Village, Illinois. The Company's uncompleted processing facility is located in Pueblo, Colorado. See "Description of Property."

The Company was organized primarily for the purpose of developing, manufacturing, and marketing natural sweeteners derived from the Stevia rebaudiana plant ("Stevia"). The Stevia natural sweetening compounds are substantially non-caloric alternatives to sugar. The Company's ultimate goal has been to commercialize one such compound, rebaudioside A, as a sweetener. The Company also intended to commercialize flavor enhancers, raw materials for use in producing Gibberellins (plant growth hormones), and other Stevia products.

To date, the Company has not been successful in reaching its goals and has not experienced any significant operating revenues. Over the past several years, the Company has been dormant. All of the Company's efforts were directed toward obtaining financing or alternative businesses.

As a result of the inability of the Company to commence commercial operations, the Company has sunk further into debt. The Company has liquidated certain assets in the past to provide for its financial requirements. Now, management believes that it is in the best interest of the Company to sell its Pueblo, Colorado facility to satisfy its liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In connection with the foregoing, the Company has entered into a contract for the sale of its building and approximately 25 acres of land located in Pueblo, Colorado, for the sales price of $475,000. This transaction is intended to close on or before December 1, 1998. See "Description of Property."

Except as stated above, there were no significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information about Industry Segments.

During the past fiscal year, the Company did not have any revenues from operations. See "General Development of Business."

Narrative Description of Business.

As described above under "General Development of Business," the Company was primarily organized for the purpose of developing, manufacturing and marketing natural sweeteners and other products from a variety of the Stevia plant. Further information about the proposed products of the Company is set forth below.

Proposed Products. The Company initially intended to commercialize four products derived from the Stevia plant: (1) rebaudioside A as a natural, high potency (approximately 300 times sweeter than sugar) sweetener; (2) a by-product mixture of extractives from the Stevia plant ("DTGs") as a flavor enhancer; (3) DTGs as raw material for plant hormones; and (4) Stevia leaves as flavor enhancers and sweeteners. None of the products have been approved by the FDA, however, they may be sold in Japan, Brazil, Argentina and Paraguay.

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

The Stevia plant produces eight diterpene glycosides ("DTGS"). They are Steviolbioside, Stevioside, rebaudioside A, rebaudioside B, rebaudioside C, rebaudioside D, rebaudioside E and Dulcoside A. Rebaudioside A and Stevioside are the two major DTGs contained in the Company's proprietary variety of Stevia plant. Rebaudioside A is the sweetest DTG, and also has a taste most closely resembling that of sucrose (beet sugar, cane sugar). The Company planned to commercialize rebaudioside A as its primary sweetener. The Company owns the rights to U.S. Patent 4,612,944 and European Patent Office Patent Number 0154235 for use of Stevia leaves, the DTGs and any product containing the DTGs at flavor enhancement or modification levels. The Company's patent, U.S. Patent 4,082,858, for rebaudioside A and any product containing elevated levels of rebaudioside A, expired April 4, 1995. See "Patents and Trademarks."

Rebaudioside A Sweetener:

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

Rebaudioside A cannot be distributed as a food additive in the United States without FDA approval. Published results of acute, subacute and chronic toxicity studies in rats and mice demonstrate that the DTGs are non-toxic for short-term use, even in high usage levels, and are non-contraceptive and non-teratogenic. The Company has not applied for FDA approval for use of its rebaudioside A in the United States and has not initiated toxicity studies. As a result of the short-term and chronic studies completed and the 17 year history of DTG usage in a wide variety of foods in Japan without any reported toxicity, management of the Company believes the DTGs, including rebaudioside A, are non-carcinogenic.

Diterpene Glycoside Flavor Enhancers:

DTGs are a by-product of the process of extraction and purification of rebaudioside A. Employees of the Company discovered that the DTGs have flavor-enhancing characteristics. This discovery resulted in the U.S. Patent and Trademark Office grant of a patent on September 23, 1986, and the European Patent Office grant of European Office Patent Number 0154235 on June 12,
1991.  This patent was assigned to the Company by its inventors.  The
DTGs are useful in enhancing fruit, spice, nut, and many other flavors for which flavor enhancers are not currently available. Like rebaudioside A, the DTGs are substantially non-caloric and are believed to be non-carcinogenic based on short-term and long-term toxicity studies.

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

Diterpene Glycoside Raw Material for Plant Hormones:

A substantial amount of DTGs remain as by-products of the production of rebaudioside A. The Company intended to sell a portion of the DTGs to producers of plant hormones.

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

Since 1975, it has been known that certain components of the DTGs could be converted to GAs by the GA-producing mold. Management of the Company believes DTGs can be used as raw materials, or precursors, for plant hormones. To date, the Company has not entered into an arrangement with the sole manufacturer of GAs in the United States to supply the DTGs for use as a plant hormone raw material.

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

Proposed Manufacturing and Farming Operations. To date, the Company has not commercially produced its proposed products. The Company intended to inventory, maintain, and staff an extraction facility located in the Pueblo Memorial Airport Facility, Pueblo, Colorado, but the financing needed to equip the facility to make it operational has not been available. It is estimated that equipping the processing facility would cost in excess of $2,500,000, plus start-up costs.

The Company does not have any existing propagation sites, farming sties, or farming operations. The Company intended to re-establish its farming operations as appropriate. However, the ability to do so cannot be guaranteed.

Proposed Marketing and Distribution. None of the Company's proposed products are sold on a commercial basis. Sales to date of Stevia leaves and rebaudioside A have been for research purposes or for use in products not under the jurisdiction of the FDA.

The Company intended to market its natural sweetener and flavor enhancer as soon as production was sufficient in international markets where such products are approved for human consumption and are currently used, such as Brazil and Japan. In these countries, the Company may have been subject to stringent trade regulations and required to pay royalties on sales in Japan to Morita Chemical Co., which holds the patent rights to rebaudioside A and other Stevia products in Japan.

The Company further planned to introduce its sweeteners and flavor enhancers to end users and industrial segments not requiring full FDA approval, such as tobacco products and certain other products that are expectorated. Ultimately, the Company anticipated most of its sweeteners and flavor enhancers would have been directly formulated in food and drinks and that the sweeteners would have rarely reached consumers in pure form.

Sources and Availability of Raw Materials. The Company is not currently using raw materials. It should be noted, however, that the Company's proposed products are primarily derived from Stevia rebaudiana var. P.J. Suzuki, which has been grown in limited quantities by the Company in the United States. The Company is not currently growing any Stevia leaves, and has a limited supply of leaves ready for sale and processing. The Company's Stevia seed inventory is substantially non-viable and would require significant re-vitalization to establish farming operations. Other varieties of the Stevia plant are currently being grown in Thailand, Korea, the Peoples Republic of China and Japan. At present, there are no known growers of the Stevia plant in the United States. In the event of FDA approval of the Company's sweeteners or flavor enhancers, significant foreign sales, or sales of the Company's other Stevia products, the Stevia leaf requirements will exceed the Company's current supply and the Company would have to initiate significant farming operations, purchase the plant material on a contract basis from unaffiliated growers, or import leaf material from foreign growers. There is no assurance that any of the above can be done on terms acceptable to the Company. See "Proposed Manufacturing and Farming Operations."

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

The Company also holds rights under the United States Department of Agriculture (USDA Plant Variety Protection Certificate No. 8200065, expiration date October 20, 2000) for Stevia rebaudiana var. P.J. Suzuki. Tty Protection Act of 1970 grants certain protections to developers of novel varieties of sexually reproduced plants. The Company's novel variety, Stevia rebaudiana var. P.J. Suzuki, was recognized by the USDA to have novel characteristics including improved seed viability, improved yield of rebaudioside A, and improved resistance to frost and flood. The Company intended to utilize this particular plant variety for all of its production needs.

Seasonal Aspects of the Business. The business of the Company was not expected to be seasonal, except for the farming operations. The farming operations of the Company would have been seasonal to the extent the Stevia plant, when grown as a perennial, requires direct attention only during planting in the spring, harvest in the fall, and seed collection in the early winter. The Stevia plant, when grown as an annual, requires the Company's direct attention during planting in spring and harvest in the fall. The Stevia plant can be grown as a perennial in warmer climates where there is no killing frost, such as Southern California, and as an annual in colder climates during the summer growing season.

Working Capital Items. The Company does not currently have working capital for its operations. The Company intends to liquidate assets to obtain capital for payment of its debts. See "General Development of Business."

The Company's cash flow during Fiscal 1998 was derived from leasing its facility in Pueblo, Colorado and advances from an affiliate, Biosynergy, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Party Transactions."

Major Customers. The Company did not have sales in Fiscal 1998 and did not acquire any significant customers or contracts during Fiscal 1998.

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

Currently, there are only four approved non-caloric or substantially non-caloric sweeteners on the market in the United States which are potentially competitive with rebaudioside A, all of which are synthetic. They are saccharin, cyclamates, aspartame and sucralose.

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

Sucralose, which is approximately 600 times sweeter, is currently produced by the McNeil Specialty Products Division of Johnson & Johnson. Sucralose was approved by the FDA for use in fifteen types of foods and beverages in April, 1998. Sucralose, which had previously been approved in 27 other countries, was first submitted for approval by the FDA in 1987. The FDA said it took 11 years for the approval to clear all the regulatory hurdles because of the vast amount of information that needed to be reviewed. Certain questions have been raised about sucralose causing weight loss or potential side effects for diabetic patients, but further studies have satisfied the FDA that Sucralose is safe. Sucralose, which contains no health warnings, tastes similar to sugar and doesn't have the after taste that some consumers complain about with saccharin. Unlike aspartame, it doesn't lose its sweetness over time and doesn't break down when heated. Management believes that sucralose, because of its superior taste characteristics to aspartame, may ultimately provide strong competition to all sweetners, including Rebaudioside A.

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

Management believes that the current direction of the U.S. food industry is utilizing more synthetic flavoring agents, producing more "convenience" foods, and the flavor enhancing characteristics of the DTGs will result in a market for the Company's flavor enhancers. Since mose of the current flavor enhancers in the U.S. market are meat-flavor enhancers, it is likely that the DTGs would have had relatively little initial competition in their market segment.

Diterpene Glycoside Raw Material for Plant Hormones:

It has been estimated that total 1980 plant growth regulator sales were $40 million for the U.S. and $118 million world-wide. While information concerning the quantities of GAs used commercially is difficult to obtain, ICI, Ltd. estimated that 12-15 tons were used in 1980. This represents an annual retail market value of approximately $12.9 - $18.2 million. Today Abbott Laboratories (Chemical and Agricultural Products Division) is the only known manufacturer of GAs in the western hemisphere.

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

Stevia leaves:

Stevia leaves, because of their DTG content, can also be used as sweetening agents and flavor enhancers. Furthermore, the use of Stevia leaves may be preferred in many applications over the use of extracted rebaudioside A or DTGs. The Company intended to offer to its customers Stevia leaves for use in flavoring or sweetening herbal teas, tobacco products, and other food products having compatible taste characteristics. There are several trading companies importing Stevia leaves from China, Taiwan, Korea, S.E. Asia and Japan. However, Management believes none of the trading companies would have had access to the Company's Stevia leaves from its protected plant (See "Proposed Products") or Stevia leaves having a high rebaudioside A content, which is the main factor in grading Stevia leaves. Although imported Stevia leaves may in many instances be less expensive than the Company's Stevia leaves, quality considerations, availability, and lack of trade restrictions will likely have made the Company's Stevia leaves more desireable, in management's opinion.

Potential competitors of the Company have substantially larger resources, technical staffs, managing capabilities and sales and service organizations than the Company. Despite the Company's patents and other proprietary protection with respect to certain of its products and processes, the achievement by any competitor of a substantial technological advance in similar products or processes and the successful marketing of such products could likely cause a severe reduction in the pricing and marketing of the proposed products of the Company.

Research and Development. The Company currently is not conducting any research and development. Previous research was directed to the development of improved methods of extracting and purifying rebaudioside A from Stevia leaf material, improve growing techniques, and research required for the processing facility in Pueblo, Colorado, including quality control procedures. The amounts expensed as research and development costs during the fiscal years ending April 30, 1996, 1997 and 1998 were primarily for overhead, and not for active research and development. There were no amounts spent during the fiscal years ending in 1996, 1997 and 1998 on consumer-sponsored research activities relating to the development of new products, services, or techniques, or the improvement thereof.

Government Regulation. The Company is subject to stringent government regulation regarding the conduct of certain portions of its business.
Products of the Company which are to be used as food additives in the United States are subject to a pre-clearance process and regulation by the FDA or other governmental authorities. The Company has not submitted a food additive petition to the FDA for its rebaudioside A sweetener, its DTG flavor enhancers, or any other products, and it has not initiated complete toxicity testing of these materials, which takes approximately three years to complete and is required in connection with the submission of such petition. There is no assurance the results of toxicity studies would be favorable.

Prior to FDA approval of the Company's sweetener and by products as food additives, the Company intended to distribute its sweetener and flavor enhancers in the United States as dietary supplements and ingredients for products which use is not subject to the food additive petition process. The Company would have been required to register with the FDA as a cosmetic ingredient manufacturer once marketing of its products for use in oral hygiene products commenced. The Company would then be subject to certain guidelines for conformance with good manufacturing practices and certain record-keeping requirements. The Company is also subject to government regulation in foreign countries which regulate the use of food additives. To the best of management's knowledge, Stevia sweeteners and other products are authorized for use only in Japan, Brazil, Argentina and Paraguay.

Environmental Protection Expenditures. The Company's operations are not currently subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, nor has there been or is there expected to be any capital expenditures made to comply with such laws during the next fiscal year.

Employees. The Company presently employs a part-time receptionist and a part-time bookkeeper, who are also employed by Biosynergy, Inc., an affiliate. The President and Chairman of the Board provides his services at no cost to the Company. The Secretary and Corporate Counsel provides legal services on a fee for service basis.

Financial Information About Foreign and Domestic Operations and Export Sales. The Company did not sell any of its proposed products in foreign markets during the fiscal year ending April 30, 1998. See "Proposed Marketing and Distribution."

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

The Company owns 25 acres of land located in the Pueblo, Colorado Memorial Airport Facility. The Company constructed a 16,800 sq.ft. building on the site, completed in March, 1985, to house its proposed processing facility. This building is leased to a non-affiliate of the Company. The Company has entered into an agreement with the current lessee of the Company's Pueblo, Colorado facility for the sale and purchase of such facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.  Legal Proceedings.

There is no material litigation threatened or pending against the Company or any of its properties.
Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Part II

Item 5.Market for Registrant's Common Stock and Related Shareholder Matters.

Market Information.

The Company's Common Stock is traded in the over-the-counter market, however, there is no established trading market due to limited and sporadic trades.
The Company's common stock is not quoted on any recognized exchange or market. The Company's common stock prices are quoted in the Stock Section of the National Daily Quotation Service ("Pink Sheets"). These quotations do not necessarily reflect actual transactions nor represent the actual value or trading price of the Company's common stock. Additional information is also available from broker-dealers trading such common stock. Price information for Fiscal 1997 and 1998 was not available.

Holders.

As of April 30, 1998, there were approximately 800 holders of record of the Company's Common Stock.

Dividends.

The Company has never declared any dividends. The Company does not intend to declare and pay any dividends.

Item 6.  Selected Financial Data.

Below is selected financial data for the fiscal years ending April 30, 1998, 1997, 1996, 1995, and 1994.

            ----------------------------------------------------------------
            Fiscal       Fiscal       Fiscal        Fiscal       Fiscal
            Year         Year         Year          Year         Year
            Ended        Ended        Ended         Ended        Ended
            April 30,    April 30,    April 30,     April 30,    April 30,
            1998         1997         1996          1995         1994
            Unaudited(1) Unaudited(1) Unaudited(1)  Unaudited(1) Unaudited(1)
           ------------- ------------ ------------ ------------  ------------
Net Sales       -          -             -             -         $   4,127
 Loss From
 Operations ($ 49,155)   ($ 37,407)   ($ 33,519)    ($ 55,831)(3) ($118,910)(2)
 Loss From
 Operation
 per Common
 Share      ($   .001)   ($   .001)   ($   .001)    ($   .002)  ($   .004)
Total Assets $557,141     $606,588     $617,423      $629,582    $667,991
Long-Term
 Obligations   -           -             -            -               -
Shareholders
 Equity      $ 22,035    $ 71,190      $108,597      $142,116    $197,947
   Cash Dividends
 declared per
 share        NONE         NONE         NONE           NONE        NONE

___________

(1) The Company's financial statements for the fiscal year ending April 30, 1994, 1995, 1996, 1997 and 1988 have not been audited pursuant to Rule 210.3-11 of Regulation S-X promulgated under the Securities Exchange Act of 1934. See "Financial Statements and Supplementary Data."

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

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations.

Net Sales/Net Revenues

The Company had no sales of any products during Fiscal 1996, 1997, or 1998. The Company did not produce rebaudioside A, or other products, on a commercial basis during the fiscal year ending April 30, 1996, 1997 or 1998. See "Proposed Manufacturing and Farming Operations."

The Company realized other income primarily as a result of leasing its facility in Pueblo, Colorado to an unaffiliated third parties during fiscal years ending April 30, 1996, 1997 and 1998. On September 1, 1993, the Company entered into a three-year lease for its Pueblo facility with an unaffiliated party. The lease provides for two one-year options. The second of such options was exercised by the tenant. The lease provides for rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. The Company has entered into an agreement to sell the Pueblo, Colorado facility to the current lessee, and therefore does not expect any rental revenues after the closing of such transaction scheduled for December 1, 1998. See "Liquidity and Capital Resources". The remaining miscellaneous income was due to prior period adjustments and write off of certain accounts payable.

Costs and Expenses

The overall operating expenses of the Company decreased during Fiscal 1998 as compared to Fiscal 1997 by $1,351, and increased by $52 as compared to the fiscal year ending April 30, 1996. The decrease in operating expenses was primarily a result of a reduction in common expenses allocated to the Company for employees, supplies and the facilities in Elk Grove Village, Illinois because of the Company's continued slow down in operations. See "Liabilities" below. The Company has limited expenditures to only those necessary to maintain the Company. Most of the current expenses are overhead and administrative items.

Net Loss

The Company's net loss was $49,155 for the fiscal year ending in 1998 as compared to $37,407 in Fiscal 1997 and $33,519 in Fiscal 1996. Included in the net loss for Fiscal 1998 is a loss of $18,361 due to the write-down of seed inventory. The seeds are substantially non-vaible and would require regeneration to be useful. The Company realized increased rental revenues which contributed to an improved bottom line in Fiscal 1997 and 1998. Otherwise, the components related to the Company's operating position for the last three fiscal years has not materially changed. See "Costs and Expenses" and "Net Sales/Net Revenues" above. See also "General Development of Business".

As of April 30, 1998, the Company has net tax operating loss carry overs aggregating $3,026,360. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carry forwards will be available and expire, if not used, as set forth in Footnote 11 to the Financial Statements for the year ending April 30, 1998. See "Financial Statements."

                               ASSETS/LIABILITIES


Assets

The assets of the Company have not materially changed during the past three years. Management of the Company intends to sell the Pueblo, Colorado facility to satisfy the liabilities of the Company. See also "Liquidity and Capital Resources below."

Liabilities

With the exception of an increase in the amount of due to affiliated companies and accounts payable, there has been substantially no material change in the liabilities of the Company during the past three years.

The amounts due to affiliates at April 30, 1998 include $70,412 payable to F.
K. Suzuki International, Inc. ("FKSI") and $298,335 payable to Biosynergy, Inc. ("Biosynergy"). The amount due to FKSI represents amounts payable under an irrevocable exclusive licensing agreement with FKSI for the license of certain technology, including the rebaudioside A patent and Stevia leaf technology. The Company was originally obligated to pay $75,000 per year to FKSI in exchange for this license. Effective May 1, 1988, this agreement was amended to provide that the Company will pay royalties in the amount of 3% of revenues derived from the licensed technology in lieu of the fee of $75,000 per calendar year. See "Footnote 10 to the Financial Statements." The Company and Biosynergy share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of April 30, 1998 was $298,335, as compared to a payable of $278,874 at April 30, 1997. The amounts due to Biosynergy reflect on-going transactions in the ordinary course of business and do not represent any extraordinary transactions. Expenses include rent, salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company believes it has been more economical to share these expenses with Biosynergy, and will continue to do so in the foreseeable future.

As of April 30, 1997 and 1998, the Company had accrued, but not paid, $124,524, of executive compensation payable to four individuals. These individuals agreed to defer a portion of their salaries to improve the Company's cash flow during the late 1980's.

Assets/Liability Ratio

The ratio of current assets to current liabilities (.016 to 1) is unacceptable in light of the Company's resource requirements. The Company's current assets consist primarily of inventories. It is unknown how much inventory the Company can sell, if any. Furthermore, the Company is not currently producing additional inventory and therefore there can be no assurance of any long-term sales. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for sale or use in its initial processing operations and a small quantity of rebaudioside A. See "Liquidity and Capital Resources" below.

Liquidity and Capital Resources

The Company's working capital decreased during the fiscal year ending April 30, 1998, due primarily to the continuing net losses of the Company. The Company presently does not have, nor is it able to obtain a working line of credit.

The Company's continuing inability to obtain financing or alternative operations has made it practically impossible to continue with the Company's proposed business plan. See "General Development of Business", "Proposed Products" and "Proposed Manufacturing and Farming Operations." As a result, the Company intends to sell its Pueblo, Colorado facility to satisfy its outstanding debt.

The Company has been leasing its Pueblo, Colorado facility to an unaffiliated third party for almost five years. The lease provided for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. The proceeds from leasing such facility have been used primarily to offset expenses of the Company. However, the cash flow from leasing the facility in Pueblo does not cover all of the expenses of the Company, and furthermore, there is no assurance the Company will be able to continue leasing its facility.

The Company has entered into a contract to sell its Pueblo, Colorado facility to the current lessee for a sales price of $475,000. The Company's book value of the facility, including the land, is $484,327. The closing of the sale is expected to take place on or before December 31, 1998.

Management believes that the proceeds from the sale of the Pueblo, Colorado facility and the other assets of the Company will be sufficient to satisfy 90% or more of the Company's liabilities. The Pueblo, Colorado facility was appraised at $600,000, which included land value of $190,000. However, the City of Pueblo is currently selling real estate in the area for $1 per acre, thus reducing the selling price of the real estate substantially. No other independent analysis has been made of the transaction.

In addition to the other assets of the Company as otherwise discussed herein, the Company also owns 1,900,000 shares of the common stock of Biosynergy. Biosynergy's common stock is traded over-the-counter and the stock prices are reported on the "pink sheets." The bid price at April 30, 1997 was estimated to be $.01 per share. Although the Company is free to sell Biosynergy 's common stock subject only to quantity restrictions under Rule 144, there is no public market for such common stock.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is set forth at pages F-1 to F-13. The Company's financial statements for the fiscal years ending April 30, 1996, 1997 and 1998 have not been audited pursuant to Rule 210.3-11 of Regulation S-X promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity is defined as an entity having gross receipts from all sources and expenditures for all purposes not in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock, had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by an exchange or governmental authority having jurisdiction. In the opinion of management, the Company met the criteria of an inactive entity for the fiscal years ending April 30, 1996, 1997 and 1998.

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

Fred K. Suzuki (1)    68         Chairman of the Board      November, 1976
                                 of Directors, President    June, 1991
                                 and Treasurer

Lauane C. Addis (1)   42         Corporate Counsel,         February, 1984
                                 Secretary and              June, 1991
                                 Director                   February, 1987

James F. Schembri     63         Director                   May, 1992

-------------

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

Business Experience

Certain information regarding the business experience of the directors, officers, significant employees, and consultants of the Company is set forth below:

Fred K. Suzuki, Chairman of the Board of Directors, President and Treasurer. Mr. Suzuki is founder of the Company and has served as Chairman of the Board of Directors since the Company's inception. Mr. Suzuki served as President of the Company since its inception in 1976 to February 1983, and as Chief Executive Officer from the Company's inception until November 1983. Mr. Suzuki was again elected President and Treasurer of the Company effective June 30, 1991. Mr. Suzuki is also President and Chairman of the Board of directors of F.K. Suzuki International, Inc. ("FKSI"), parent of the Company, President, Treasurer and Chairman of the Board of Directors of Biosynergy, Inc. ("BSI"), and President and Chairman of the Board of Directors of Medlab, Inc. ("Medlab"), and Suzuki International, Inc. ("SI"), affiliates of the Company. FKSI is a holding Company of Medlab, BSI and the Company. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. BSI is in the business of developing, manufacturing, and marketing disposable thermographic and thermometric devices utilizing cholesteric liquid crystal technology. SI is a marketing company owned solely by Mr. Suzuki. Mr. Suzuki has developed several patents or patents pending for clinical instruments and licensed them to unaffiliated corporations. Theses patents, patents pending, and devices do not inure in any way to the benefit of the Company. Mr. Suzuki holds four patents in the area of liquid crystal chemistry. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Bi.

Lauane C. Addis, Corporate Counsel, Secretary and Director. Mr. Addis is a member of the law firm of Katz, Karacic, Helmin & Addis, P.C., Chicago, Illinois. Mr. Addis served as President and CEO of the Company from March, 1987 to June 30, 1991. From February 1984 to March 1987, Mr. Addis served as Vice President - Finance and from October 1985 to March 1987, he served as Secretary. Mr. Addis resigned as the Company's President, Chief Executive Officer, Treasurer and Chief Financial Officer effective June 30, 1991. Mr. Addis is Corporate counsel, Secretary and a Director of BSI, and an Officer and Director of FKSI, affiliate of the Company. Mr. Addis graduated from Andrews University with a B.A. in History and Business Administration in June 1978. He received his Degree of Juris Doctor from Baylor University in 1981 and his Masters of Laws in taxation from the University of Denver in 1982.
Mr. Addis is a member of the Colorado Bar, the Illinois Bar and the Texas Bar.

James F. Schembri, Director. Mr. Schembri was elected to the Board of Directors on May 29, 1992. Mr. Schembri is the founder and President of Schembri & Associates (formerly Automatic Controls Company). This company was a manufacturer's representative with offices in Michigan, Ohio and Kentucky. It currently is involved in specialized lending situations with Equity Funding, Inc. of West Bloomfield, Michigan. Mr. Schembri is one of the founders and President of Fenton Systems, Inc., Burton, Michigan. In addition to these activities, Mr. Schembri is founder and President of Wickfield Leasing Company, which leases automobiles and office equipment.

Mr. Schembri is a director of Biosynergy, Inc., an affiliate. Mr. Schembri received his Bachelor of Science Degree in Mechanical Engineering from the University of Detroit in June, 1957.

Lauane C. Addis is the son-in-law of Fred K. Suzuki.

Involvement in Certain Legal Proceedings

There are no legal proceedings involving any of the officers or directors, or persons nominated to become a director or executive officer of the Company, which are material to an evaluation of the ability or integrity of same.

Item 11.  Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 1998, 1997, and 1996 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salary and bonus for such fiscal years exceeding $100,000.

                          Summary Compensation Table
                                                     Long Term
                Annual Compensation                  Compensation
                                                     Award
Name and                             Other
Principal                            Annual                      All Other
Position          Year Salary Bonus  Compensation(1) Options(#)  Compensation

Fred K. Suzuki   1998   0      -          -             -        $3,108(2)
President,       1997   0      -          -             -             -
Chairman of      1996   0      -          -             -      $   954 (2)
the Board and
Chief Executive
Officer

-------------

(1) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus.

(2) Fred K. Suzuki received interest, accrued and paid, aggregating $3,108.00 and $1,027.00 during Fiscal 1998 and 1996, respectively, due to loans made by Mr. Suzuki to the Company. See "Financial Statements and Supplementary Data."


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

Stock Options

No options were granted to the Chief Executive Officer and the Company's four other most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus for fiscal year 1998 exceeded $100,000, and such officers did not exercise any options during fiscal year 1998. The following table sets forth the aggregate value as of April 30, 1998 of unexercised options held by the President of the Company.

                Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values
                                        Number of       Value of
                                        Unexercised     Unexercised
                                        Options at      in-the-Money
        Shares                          Fiscal Year     Options at
        Acquired                        End (#)         Fiscal Year End
        on            Value             Exercisable/    Exercisable/
Name    Exercise (#)  Realized ($)      Unexercisable   Unexercisable
------  ------------  -------------     -------------  ----------------
Fred K.
Suzuki,
President
and          -             -            1,499,994/0 (1)        $0/0
Chairman
of the       -             -            1,448,917/0 (2)        $0/0
Board

------------

(1) On November 1, 1989, the Company's President, Fred K. Suzuki, agreed to forego his salary in exchange for an option to purchase 83,333 shares of the Company's no par value common stock for each month he was not paid salary at an option price of $.025 per share. The market value of the Company's common stock on November 1, 1989 was less than $.025 per share. This option is exercisable at any time after November 1, 1989, and until one year after Mr. Suzuki receives all of his deferred compensation due October 31, 1989, his salary is reinstated, or he is no longer employed by the Company, whichever is latter. The option provides for adjustments to prevent dilution in the event of capital reorganizations. Effective April 30, 1991 Mr. Suzuki agreed to discontinue the accrual of this option. At April 30, 1997, a total of 2,999,988 shares were subject to this option granted to Mr. Suzuki. See "Certain Relationships and Related Party Transactions."

(2) On November 1, 1989, Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. The market value of the Company's common stock on November 1, 1989 was less than $.025 per share. This conversion can only occur in the event the Company has sufficient liquid assets to pay all employee taxes due upon issuance of the shares. This option provides for adjustments to prevent dilution in the event of capital reorganization. At April 30, 1998, a total of 1,448,917 shares have been reserved for Mr. Suzuki's option.

Compensation Committee. The Company does not have a Compensation Committee of its Board of Directors. The Board of Directors makes all decisions concerning executive officers compensation including, but not limited to, the granting of options to acquire common stock of the Company. The President of the Company, F sole authority, as granted by the Board of Directors, to make compensation decisions for other employees of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following Table sets forth, as of April 30, 1998, certain information with respect to Common Stock Ownership by the Company's directors, certain affiliates of the Company, all officers and directors of the Company as a group, and all persons known to the Company who beneficially own in excess of 5% of the Company's Common Stock. Unless otherwise indicated, all of the following persons have sole voting and investment power with respect to the Shares they beneficially own.

Name and Address
(if appropriate)          Number of    Percent of       Relationship
of Beneficial Owner       Shares       Class            to Company
---------------------     ----------   -----------      -----------------
F.K. Suzuki
 International, Inc.      17,978,488     55.84%          Owner in
1940 E. Devon Avenue                                     excess of 5%
Elk Grove Village, IL                                    of the Company's
 60007  (1,2)                                            Common Stock/
                                                         Affiliate
Biosynergy, Inc.             130,403       .41%          Affiliate
1940 E. Devon Avenue
Elk Grove Village, IL
60007(1,2)

Fred K. Suzuki            18,108,891     56.25%          Beneficial
710 S. Kennicott Ave.                                    owner in
Arlington Heights, IL                                    excess of 5%/
 60005 (1,2)                                             Chairman of
                                                         the Board of
                                                         Directors,
                                                         President and
                                                         Treasurer

Lauane C. Addis           17,989,504     55.87%          Beneficial Owner in
1819 Orleans Circle                                      excess of 5%/
Elk Grove Village, IL                                    Corporate Counsel,
60007 (3)                                                Secretary
                                                         and Director

James F. Schembri             72,250       .23%          Director
19115 W. Eight Mile Rd.
Detroit, MI 48219


All Directors and
  Officers
  as a group
  (3 individuals) (4)     18,192,157     56.51%         -------------
-----------------------------------------------------------------------------

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

Changes in Control
------------------

The Company does not know of any arrangements, the operations of which may at a subsequent date result in a change in control in the Company, nor has a change in the control of the Company occurred during the last fiscal year. See, however, "Stock Options" above.

Item 13.  Certain Relationships and Related Party Transactions.

The Company and Biosynergy, Inc. ("BSI"), an affiliate of the Company, share office space. The companies account to each other and charge for shared office expenses on an on-going basis resulting in net payables of $278,874 at April 30, 1997 and $298,335 at April 30, 1998. It is believed by management that by sharing common areas and office space with BSI, expenses will be reduced, and kept at a minimum. It is anticipated that the Company will continue to share office space and common expenses with BSI in the near future. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations."

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

Lauane C. Addis, and other members of the law firm of Katz, Karacic, Helmin & Addis, P.C., perform legal services from time to time for the Company, including the preparation and filing of this Report, on a fee for service basis. During Fiscal 1998, such fees totaled $2,692. Mr. Addis is an officer, director and major shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

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

                                Part IV

Item 14.  Exhibits, Financial Statement, Schedules and Reports on Form 8K.

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements:

Balance Sheets as of April 30, 1997 and 1998.

Statements of Operations for the fiscal years ending April 30, 1996, 1997 and 1998.

Statements of Shareholders' Equity (Deficit) for fiscal years ending April 30, 1996, 1997 and 1998.

Statements of Cash Flows for the fiscal years ending April 30, 1996, 1997 and 1998.

Notes to Financial Statements.

(a)(2) List of inancial Statement Schedules:

The following financial schedules for the fiscal years ended April 30, 1998, 1997 and 1996 is submitted herewith.

Schedule XI - Real Estate and Accumulated Depreciation - P. S-1.

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

     (b) Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Lauane C. Addis, effective November 1, 1989.(3)

     (c) Amendment to Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Fred K. Suzuki, effective April 1, 1991.(4)

     (d) Amendment to Deferred Compensation Option Agreement by and between Stevia Company, Inc. and Lauane C. Addis, effective April 1, 1991.(4)

          (e) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc.(5)

          (f) Commercial Contract to Buy and Sell Real Estate dated June 1, 1998, between the Company and Pacific Aero Manufacturing, Inc. P. E-1

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

26.  Financial Data Schedule . P. E-10

27.  Additional Exhibits.  N/A

28.  Information From Reports Furnished to State Insurance Regulatory
Agencies.  N/A

---------------
[FN]
(1) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-87364C, under the Securities Act of 1933, as amended, and incorporated by reference, to the extent of Articles of Amendment, to Form 10K for Fiscal Year ending April 30, 1986 filed with the Securities and Exchange Commission.

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

REGISTRANT:  STEVIA COMPANY, INC.



----------------------------            --------------
Fred K. Suzuki, President               Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated.



----------------------------------      -------------
Fred K. Suzuki,                         Date
Chairman of the Board of Directors,
President, Treasurer and Chief
Accounting Officer



-----------------------------------     -------------
Lauane C. Addis, Corporate Counsel,     Date
Secretary and Director

                              SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:  STEVIA COMPANY, INC.


/s/ FRED K. SUZUKI                       JULY 21, 1998
---------------------------              ----------------
Fred K. Suzuki, President                Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated.


/s/ FRED K. SUZUKI                       JULY 21, 1998
-----------------------------------      ----------------
Fred K. Suzuki,                          Date
Chairman of the Board of Directors,
President, Treasurer and Chief
Accounting Officer


/S/ LAUANE C. ADDIS                     JULY 21, 1998
-----------------------------------     ---------------
Lauane C. Addis, Corporate Counsel,     Date
Secretary and Director

                            STEVIA COMPANY, INC.









                           FINANCIAL STATEMENTS












              FOR THE YEARS ENDED APRIL 30, 1998, 1997, AND 1996

Board of Directors and Shareholders
Stevia Company, Inc.
Elk Grove Village, Illinois


     The accompanying balance sheets of STEVIA COMPANY, INC. at April 30, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for the fiscal years ended April 30, 1998, 1997 and 1996 were not audited pursuant to Rule 210.3-11 promulgated under the Securities Exchange Act of 1934; however, the financial statements for the fiscal years ending April 30, 1998, 1997 and 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.





                                     STEVIA COMPANY, INC.







July 1, 1998

                           STEVIA COMPANY, INC.

                              BALANCE SHEET

                                                     April 30,

                                                1998            1997
                                              Unaudited (3) Unaudited (3)
                                              ------------- --------------

                                 ASSETS

CURRENT ASSETS
  Cash                                           1,873           6,574
  Accounts Receivable                              184           9,668
  Inventories                                    6,962          25,323
  Prepaid Expenses                                   5               5
    Total Current Assets                         9,024          41,570

PROPERTY AND EQUIPMENT (Notes 3 and 4)
  Land                                           1,127           1,127
  Furniture and Equipment                       44,750          44,750
  Building                                     483,200         483,200
  Idle Facilities and Equipment                121,728         121,728
                                               650,805         650,805
    Less:  Accumulated Depreciation            114,242          98,902
                                               536,563         551,903

OTHER ASSETS
  Investment in Affiliated Company (Note 5)        -               -
Patents, Net of Accumulated Amortization        11,554          13,115
                                                11,554          13,115
                                               557,141         606,588
                                               =========      =========


The accompanying notes are an integral part of the financial statements.

                                                       April 30,
                                                 1998            1997
                                               Unaudited(14)  Unaudited(14)
                                               -------------- --------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                34,292          43,849
  Notes Payable Officer (Notes 5 and 7)              -             7,588
   Due to Affiliates (Note 5)                    368,747         349,286
  Accrued Executive Compensation                 124,524         124,524
  Deferred Rent                                      315             309
  Accrued Expenses                                 3,983           6,597

    Total Current Liabilities                    531,861         532,153

NON-CURRENT LIABILITIES (Note 3)
  Tenant Security Deposit                          3,245           3,245

COMMITMENTS AND CONTINGENCIES (Note 6,10
  and 11)                                          -               -

SHAREHOLDERS' EQUITY (Notes 5 and 8)
  Common Stock, No Par Value, 100,000,000
   Shares Authorized as of April 30, 1998
     and 1997; Issued 32,195,300 Shares at
     April 30, 1998 and 1997                   2,088,001       2,088,001
  Additional Paid in Capital                         100             100
                                              (2,066,066)     (2,016,911)
                                                  22,035          71,190
                                              ----------      -----------
                                                 557,141         606,588
                                              ----------      -----------




The accompanying notes are an integral part of the financial statements.

                            STEVIA COMPANY, INC.

                          STATEMENT OF OPERATIONS

                                              YEAR ENDED APRIL 30,
                                      1998          1997          1996
                                Unaudited(3)  Unaudited(3)       Unaudited(3)
                                ------------  -------------     -------------
REVENUES
  Sales                                -             -              -
COST OF SALES/OTHER EXPENSES           0            1,407         1,403
Gross Profit (Loss)                    0          ( 1,407)      ( 1,403)
OPERATING EXPENSES
  Marketing                            -               28           -
  Research and Development           1,561          1,561         2,704
General and Administrative          56,712         58,035        55,517
                                    58,273         59,624        58,221
(Loss) From Operations             (58,273)      ( 61,031)      (59,624)
OTHER INCOME AND (EXPENSE)
  Interest (Expense)              (    612)      (  1,536)      ( 1,938)
  Interest Income                      332           -              -
  Rental Income                     27,759         25,160        24,695
  Miscellaneous Income                 -             -            3,348
   Gain (Loss) on Write down
  Seeds       (Note 1)            ( 18,361)          -              -
                                     9,118         23,624        26,105
NET (LOSS)                        ( 49,155)       (37,407)    (  33,519)
                                -------------  ------------- -----------
NET (LOSS) PER COMMON SHARE
 (Note 9)                          (  .001)       (  .001)    (    .001)
                                -------------  ------------- -----------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING              32,195,300     32,195,300    32,195,300
                                -------------  ------------ -------------

The accompanying notes are an integral part of the financial statements.

                              STEVIA COMPANY, INC.

                      STATEMENT OF SHAREHOLDERS' EQUITY

                        Common Stock        Additional
                                           Paid-In
                    Shares       Amount    Capital      Deficit      Total
                    -------      ------   ------------  --------   ---------

BALANCE,
 May 1, 1995
  (Unaudited)     32,195,300   2,088,001    100        (1,945,985)   142,116
  (Note 8)        -----------  ---------  ------------  ----------  --------

NET LOSS                 -           -         -       (  33,519 )  (33,519)
  (Unaudited)
    (Note 8)

BALANCE,
 April 30, 1996   32,195,300  2,088,001      100     (1,979,504)  108,597
  (Unaudited)     ----------  --------- ----------   -----------  -------
    (Note 8)

NET LOSS                 -           -         -          (37,407) (37,407)

BALANCE,
 April 30, 1997     32,195,300  2,088,001      100     (2,016,911)  71,190
                    ----------  --------- ----------   ----------- --------
NET LOSS                                               (   49,155) (49,155)
BALANCE,
 April 30, 1998
   (Unaudited)
     (Note 8)       32,195,300  2,088,001     100      (2,066,066)  22,035
                    ----------  ---------- ---------   ----------- --------

The accompanying notes are an integral part of the financial statements.


                               STEVIA COMPANY, INC.

                             STATEMENTS OF CASH FLOW

                                                  YEAR ENDED APRIL 30,
                                                 1998     1997     1996
                                              Unaudited Unaudited Unaudited
                                              --------- --------- ---------
OPERATING ACTIVITIES:
 Net Loss                                     ( 49,155) ( 37,407) ( 33,519)
 Adjustments to Reconcile Net Loss to Net
  Cash Used by Operating Activities:
  Depreciation and Amortization                 15,340    15,340    16,483
  Amortization of Intangibles (Patents)          1,561     1,560     1,561

 Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable     9,484  (  2,329) ( 7,339)
(Increase) Decrease in Inventories and
  Prepaid Expenses (Note 3)                     18,361     1,406     1,407
  Increase (Decrease) in Accounts Payable and
    Accrued Expenses                           (12,165)    6,059     5,375
  Increase (Decrease) in Due to Affiliates      19,461    20,514    20,763
 Net Cash Provided (Used) by Operating
   Activities                                    2,887     5,143     4,731

INVESTING ACTIVITIES:
  Net Cash Provided (Used) by Investing
    Activities                                     -         -        -

FINANCING ACTIVITIES:
   Net Proceeds (Repayments) from Notes
    Payable - Officer                           (7,588)      -    (  2,986)
  Net Proceeds (Repayments) from Notes
    Payable - Other                                -         -    (  1,792)
   Net Cash Provided (Used) by Financing
    Activities                                     -         -    (  4,778)
Increase (Decrease) in Cash and Cash
  Equivalents                                    4,701     5,143  (     48)
Cash and Cash Equivalents at Beginning of
  Year                                           6,574     1,431     1,479
Cash and Cash Equivalents at End of Year         1,873     6,573     1,431
                                              --------- --------- ---------

The accompanying notes are an integral part of the financial statements.

                             STEVIA COMPANY, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED APRIL 30, 1998, 1997 AND 1996

1.  Summary of Significant Accounting Policies:

    Inventories - Harvested crop inventories are stated at the lower of cost (determined by actual specific lot production cost) or market. Seed inventory is valued based upon their year of original harvest and their expected yield of seedlings capability.

Components of inventories are as follows:

                                            April 30,      April 30,
                                              1998           1997
                    Seeds                       -          $ 18,361
                    Leaves                     6,962          6,962
                                            $  6,962       $ 25,323
                                            ---------      ---------

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

                          STEVIA COMPANY, INC.

                     NOTES TO FINANCIAL STATEMENTS

               YEARS ENDED APRIL 30, 1998, 1997 AND 1996

3.  Property and Equipment:

In 1986, the Company completed construction of a building for a sweetener production facility in Pueblo, Colorado on a parcel of land (25 acres) acquired by the Company. The net price for construction of the building was $483,200. The Company also purchased certain equipment for its processing facility. Completion of the processing facility was terminated in 1987 due to lack of funds. See Footnote 12.

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

The Company has entered into a commercial contract to buy and sell real estate dated June 1, 1998 for the sale of the Pueblo, Colorado facility to the current lessee for a sales price of $475,000. It is anticipated that this transaction will close on or before December 1, 1998.

4.  Idle Facilities and Equipment:

During the year ended April 30, 1990, the Company reclassified the building and equipment described in Note 3 as idle facilities. The carrying values of such idle equipment were written down to the restored and recoverable values. As of September 1, 1993, the building is no longer idle (See Note 3), and thus only the equipment is carried as idle assets.

5.  Related Party Transactions:

The Company was indebted to affiliated companies as follows:

                                         April 30,    April 30,
                                           1998         1997

      F.K. Suzuki International, Inc.    $ 70,412     $ 70,412
      Biosynergy, Inc.                   $298,335     $278,874
                      Totals             $368,747     $349,286

                            STEVIA COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED APRIL 30, 1998, 1997 AND 1996


5.  Related Party Transactions: (Continued)

As of April 30, 1998 and 1997, the Company was indebted to F.K. Suzuki International, Inc. for the net amounts due as a result of an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in
Note 10.

The Company shares common offices with Biosynergy, Inc. Each company has incurred certain shared office expenses which have been allocated to the other company. The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payables at April 30, 1998 and 1997.

The Company and its affiliates are related through Common Stock ownership as follows on April 30, 1998


                                   S T O C K   O F   A F F I L I A T E
                                                      F.K. Suzuki
                               Stevia    Biosynergy  International   Medlab
Stock Owner                    Company      Inc.         Inc.         Inc.
---------------------          -------   ----------  -------------   --------
Stevia Company, Inc.              -        13.8%           -            -
Biosynergy, Inc.                 .4%         -             -            -
F.K. Suzuki
  International, Inc.          55.8%       18.8%           -         100.0%
Medlab, Inc.                      -          -             -            -
Fred K. Suzuki, Officer/          -          -           35.6%          -
 Director
Lauane C. Addis, Officer/        .1%         .1%         32.7%          -
Director
James F. Schembri, Director      .2%       12.9%           -            -

On July 7, 1983, the Company exchanged 1,058,181 shares of its Common Stock for 2,000,000 shares of Biosynergy, Inc.'s (an affiliate) Common Stock. The Common Stock of the Company had no book value at the time of the exchange; thus, no dollar value was assigned to the transaction. The Company currently owns 1,900,000 shares of Biosynergy, Inc. Common Stock. Although Biosynergy, Inc.'s Common Stock can be traded in the over-the-counter market, there is no established public trading market for the shares due to limited and sporadic trades.

                          STEVIA COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED APRIL 30, 1998, 1997 AND 1996


5.  Related Party Transactions: (Continued)

In July, 1993, Fred K. Suzuki, President of the Company, advanced $7,587.75 to the Company for payment of the Company's share of the costs, including legal fees, of settling a lawsuit. These costs were shared equally by the Company,
Mr. Suzuki, Biosynergy, Inc. and F.K. Suzuki International, Inc.   See Note
7.

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

7. Notes Payable:

Notes Payable - Officer consists of the following:

 . an unsecured note dated July 1, 1993 in the original amount of $7,588 payable to Fred K. Suzuki, President. The note is due on demand and bears interest at 10% per annum. The balance due at April 30, 1997 was $7,588. This Note was repaid on December 12, 1997.

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

                             STEVIA COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED APRIL 30, 1998, 1997 AND 1996

8.  Common Stock: (Continued)

respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the Company's Articles of Incorporation, as amended. As of April 30, 1998, no shares of Preferred Stock were outstanding.

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

Mr. Suzuki was granted an option to convert all or a portion of his deferred compensation into shares of the Company's no par value common stock at a conversion rate of $.025 of deferred compensation per share. Conversion can only occur in the event the Company liquid assets to pay all employee taxes due upon issuance of the shares. A total of 1,448,917 shares have been reserved for Mr. Suzuki's option. The option provides for adjustments to prevent dilution in the event of capital reorganizations.

                             STEVIA COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 1998, 1997 AND 1996

9. Loss per share:

Net loss per common shares is computed based on the weighted average number of shares outstanding during the period.

10. Agreements, Licenses and Options:

The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payment of which began in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of a set fee. No fees accrued for the years ended April 30, 1998, 1997 and 1996.

11. Income Taxes:

There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1998, net operating loss carry forwards are available and expire, if not used, as follows:
                           1997        292,440
                           1998        224,075
                           1999        167,356
                           2000        302,320
                           2001        423,843
                           2002        389,355
                           2003        328,016
                           2004        189,389
                           2005        133,704
                           2006         74,264
                           2007         73,470
                           2008         49,568
                           2009        119,410
                           2010         55,831
                           2011         33,519
                           2012         37,407
                           2013         49,155
                                    $3,062,360
                                    ----------

                          STEVIA COMPANY, INC.
                      NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED APRIL 30, 1998, 1997 AND 1996

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

12.  Management's Plans:

In view of the fact that the Company has incurred losses of $49,155, $37,407, and $33,519 for the years ended April 30, 1998, 1997 and 1996, respectively, and the Company has been unable to obtain financing to commence its proposed operations, management of the Company believes it is in the best interest of the Company to sell its Pueblo, Colorado facility and pay off its liabilities. In this regard, the Company has entered into an agreement to sell its Pueblo, Colorado facility for $475,000 to the current lessee of the facility. It is anticipated that this transaction will close on or before December 1, 1998. No other plans have been adopted regarding the future of the Company.

13.  Unaudited Financial Statements:

Company's Financial Statements for the fiscal years ending April 30, 1998, 1997 and 1996 have not been audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity is defined as an entity not having gross receipts from all sources and expenditures for all purposes in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by any exchange or governmental authority having jurisdiction. In the opinion of Management, the Company met the criteria of an inactive entity for the fiscal years ending April 30, 1996, 1997 and 1998.

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                    FORM 10K

                  Annual Report Pursuant to Section 13 or 15(d)

                                       of

                      THE SECURITIES AND EXCHANGE ACT OF 1934

      For the fiscal year ending 4/30/98  Commission file Number 0-11718



                              STEVIA COMPANY, INC.
              (Exact name of registrant as specified in charter)

                            1940 East Devon Avenue
                          Elk Grove Village, IL 60007
                                (847) 593-0226

                (Address and telephone number of registrant's principal executive office on a principal place of business)




                                    EXHIBITS

                                 EXHIBIT INDEX


                                                            Page Number
                                                            Pursuant to
                                                            Sequential
Exhibit                                                     Numbering
Number        Exhibit                                       System
----------    --------                                      ------------
10(f)         Commercial Contract to Buy and Sell Real           E-1
              Estate dated June 1, 1998 between the
              Company and Pacific Aero Manufacturing, Inc.

27            Financial Data Schedule                           E-10

                             EXHIBIT 10(f)

                               EXHIBIT 27