Form 10-Q
period 1998-07-31
STEVIA CO INC
filed 1998-09-15
CIK 731933

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1998

                                    OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ____________

                        Commission File Number 0-11718


                             Stevia Company, Inc.
          --------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


             Illinois                                    36-2967419
          --------------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)

           1940 East Devon Avenue, Elk Grove Village, Illinois     60007
          ---------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (847) 593-0226.

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

     The accompanying balance sheet of STEVIA COMPANY, INC. at July 31, 1998 and the related statements of operations, shareholders' equity and cash flow for the three month periods ended July 31, 1998 and 1997 were not audited; however, the financial statements for the three months periods ending July 31, 1998 and 1997 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

     The financial statements for the year ended April 30, 1998 were not audited pursuant to Rule 210.3-11 promulgated under Securities and Exchange Act of 1934; however, the financial statements for the fiscal year ending April 30, 1998 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the fiscal year presented.






STEVIA COMPANY, INC.
September 10, 1998


                          STEVIA COMPANY, INC.

                             BALANCE SHEET

                                 ASSETS


                       July 31, 1998        April 30, 1998
                         Unaudited              Unaudited
                       --------------       --------------
CURRENT ASSETS

Cash                       906                      1,873
Accounts
  Receivables-other          0                        184
Inventories              6,962                      6,962
  Prepaid
Expenses                 1,958                          5
Total Current
Assets                   9,826                      9,024

PROPERTY AND EQUIPMENT (Notes 1 and 3)

Land                     1,127                      1,127
Furniture and
Equipment               44,750                     44,750
Building               483,200                    483,200
Idle
  Equipment            121,728                    121,728
                      ---------                 ----------
                       650,805                    650,805
Less:  Accumulated
Depreciation          (118,077)                  (114,242)
                       532,728                    536,563
OTHER ASSETS
  Patents, Net of
    Amortization        11,164                     11,554
Investment in
  Affiliated Company
  (Note 4)                  -                         -
                    ----------                  ---------
                       553,718                    557,141
                  ------------------          ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts
  Payable              35,881                     34,292
Due to Affiliates
  (Note 4)            369,542                    368,747
Accrued Executive
  Compensation        124,524                    124,524
  Deferred
Rent                      316                        315
Accrued
  Expenses              6,971                      3,983
                     -----------                 -----------
Total Current
  Liabilities         537,234                    531,861
                     -----------------         -----------------
                     -----------------         -----------------
NON-CURRENT LIABILITIES
  Tenant Security
    Deposit             3,245                      3,245
                     -----------------          ----------------
COMMITMENTS AND
  CONTINGENCIES
  (Notes 5 and 8)        -                             -

SHAREHOLDERS' EQUITY
   (Notes 4 and 6)
 Common Stock, No Par
   Value, 100,000,000
   Shares Authorized as
   of April 30, 1998
   and July 31, 1998;
   Issued 32,195,300
   Shares at April 30,
   1998 and July 31,
   1998                 2,088,001               2,088,001
Additional Paid in
  Capital                     100                     100
Accumulated
  Deficit              (2,074,862)             (2,066,066)
                           13,239                  22,035
                          553,718                 557,141
                       ------------            -------------
----------------

The accompanying notes are an integral part of the financial statements.


                            STEVIA COMPANY, INC.

                          STATEMENT OF OPERATIONS

                                 Unaudited



                                     Three Months Ended July 31,
                                      1998                  1997
                                    -----------------------------

REVENUES
Sales                                 -                        -
COST OF SALES                         -                        -
Gross Profit
(Loss)                                -                        -
OPERATING EXPENSES
Marketing                             -                        -
  Research and
Development                          390                      390
  General and Administrative      13,178                   15,307
Interest Expense                  13,568                   15,740
Loss From Operations             (13,568)                 (15,740)
OTHER INCOME AND (EXPENSE)
Rental Income                      6,449                    6,944
                                 ---------                ----------
                                   6,944                    6,449

NET LOSS                          (7,119)                 ( 8,796)
                                 ----------------  ----------------
                                 ----------------  ----------------

NET LOSS PER COMMON SHARE
    (Note 7)                       (.001)                   (.001)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING            32,195,300               32,195,300
                              ------------------  -----------------
                              ------------------  -----------------

The accompanying notes are an integral part of the financial statements.

                            STEVIA COMPANY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                         THREE MONTHS ENDED JULY 31, 1998

                                    Unaudited

                                              Additional  Share-
                      Common Stock            Paid-in     holders'
                  Shares        Amount        Capital     (Deficit)   Equity
                  ----------------------      ----------  ---------   ------
BALANCE
  May 1, 1998     32,195,300   2,008,001        100     ( 2,066,066)   22,035

NET INCOME (LOSS)     -             -            -      (     8,796) (  8,796)
BALANCE,
  July 31, 1998   32,195,300   2,088,001        100     ( 2,074,862)   13,239
                  ----------   ----------       ----    ------------   -------
                  ----------   ----------       ----    ------------   -------




















The accompanying notes are an integral part of the financial statements

                          STEVIA COMPANY, INC.

                         STATEMENT OF CASH FLOW

                               Unaudited

                                  Three Months Ended July 31,
                                   1998                  1997
                                  ----------          --------
OPERATING ACTIVITIES:
  Net Loss                        (8,796)             ( 7,119)
  Adjustments to Reconcile
    Net (Loss) to Net
    Cash Used by Operating
    Activities:
  Depreciation and Amortization     4,225               4,225
  Changes in Operating Assets
    and Liabilities:
  (Increase) Decrease in
     Receivables                      184                 620
  (Increase) Decrease in Inventories
     and Prepaid Expenses         ( 1,953)            (   417)
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses    4,578             ( 7,767)
  Increase (Decrease) in Due to
    Affiliates (Note 4)               795               9,705
  Net Cash Provided (Used) by
    Operating Activities         (    967)           (    753)

INVESTING ACTIVITIES:
   Net Cash Provided (Used) by
    Investing Activities               -                    -
FINANCING ACTIVITIES:
  Proceeds From (Repayments
   of) Notes                           -               (5,000)
 Net Cash Provided (Used) by Financing
   Activities                          -               (5,000)
Increase (Decrease) in Cash and
  Cash Equivalents                  (967)              (5,753)
Cash and Cash Equivalents at
  Beginning of Period              1,873                6,574
Cash and Cash Equivalents at
 End of Period                       906                  821
                                  ----------         ---------

The accompanying notes are an integral part of the financial statements.

                          STEVIA COMPANY, INC.

                     NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

    Inventories - Harvested crop inventories are stated at the lower of cost (determined by actual specific lot production cost) or market. Seed inventory is valued based upon the year of original harvest and their expected yield of seedlings capability. The Company wrote-down and disposed of its seed inventory at April 30, 1998 since it was substantially non-viable.

Components of inventories are as follows:


         April 30,            July 31,
           1998                  1998
         ----------           ----------
Seeds   $      -             $      -
Leaves     6,962                6,962

        $  6,962             $  6.962
        -----------           ----------

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

The Company's was organized for the primary purpose of developing and manufacturing natural products, including sweeteners, derived from the Stevia rebaudiana plant. However, the Company has been dormant for several years.

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

                          STEVIA COMPANY, INC.
                      NOTES TO FINANCIAL STATEMENTS

On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. The lease has been extended to December 1, 1998 pending sale of the Pueblo, Colorado facility.

The Company has entered into a commercial contract to buy and sell real estate dated June 1, 1998 for the sale of the Pueblo, Colorado facility to the current lessee for a sales price of $475,000. The contract is contingent upon the buyer obtaining financing on or before October 31, 1998. It is anticipated that this transaction will close, if at all, on or before December 1, 1998.

4.  Related Party Transactions:

The Company was indebted to affiliated companies as follows:

                                            July 31,           April 30,
                                             1998                  1998
                                          ------------       --------------

      F.K. Suzuki International, Inc.     $  64,045           $  70,412
      Biosynergy, Inc.                    $ 305,497           $ 208,335
                   Totals                 $ 369,542           $ 368,747

As of July 31, 1998 and April 30, 1998, the Company was indebted to F.K. Suzuki International, Inc. for the net amounts due as a result of an irrevocable exclusive license agreement with F.K. Suzuki International, Inc. described in Note 8.

The Company shares common offices with Biosynergy, Inc. Each company has incurred certain shared office expenses which have been allocated to the other company. The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payables at July 31, 1998 and April 30, 1998.

The Company and its affiliates are related through Common Stock ownership as follows on July 31, 1998:

              S T O C K   O F   A F F I L I A T E S

                                                    F.K. Suzuki
                Stevia            Biosynergy        International     Medlab
Stock Owner     Company              Inc.            Inc.              Inc.
-------------   ---------         -------------     --------------   --------
Stevia Company,
 Inc.                 -              13.8%             -                  -
Biosynergy, Inc.     .4%               -               -                  -
F.K. Suzuki
  International,
   Inc.            55.0%             18.8%             -               100.0%
Medlab, Inc.          -                -               -                  -
Fred K. Suzuki,
 Officer/             -                -             35.6%                -
 Director
Lauane C. Addis,
 Officer/Director    .1%               .1%           32.7%                -
James F. Schembri,
 Director            .2%             12.9%             -                  -


                             STEVIA COMPANY, INC.
                        NOTES TO FINANCIAL STATEMENTS

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

The authorized capital stock of the Company is one hundred million (100,000,000) shares of no par value Common Stock and one hundred thousand (100,000) shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the Company's Articles of Incorporation, as amended. As of July 31, 1998, no shares of Preferred Stock were outstanding.

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

7. Loss per share:

Net loss per common shares is computed based on the weighted average number of shares outstanding during the period.

                          STEVIA COMPANY, INC.
                     NOTES TO FINANCIAL STATEMENTS

8. Agreements, Licenses and Options:

The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payment of which began in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu of a set fee. No fees accrued for the quarter ended July 31, 1998.

9. Income Taxes:

There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1998, net operating loss carry forwards are available and expire, if not used, as follows:

1997            292,440
1998            224,075
1999            167,356
2000            302,320
2001            423,843
2002            389,355
2003            328,016
2004            189,389
2005            133,704
2006              74,264
2007              73,470
2008              49,568
2009            119,410
2010              55,831
2011              33,519
2012              37,407
2013              49,155
              -----------
              $3,062,360

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

10.  Management's Plans:

In view of the fact that the Company has incurred losses of $49,155, $37,407, and $33,519 for the years ended April 30, 1998, 1997 and 1996, respectively, and the Company has been unable to obtain financing to commence its proposed operations, management of the Company believes it is in the best interest of the Company to sell its Pueblo, Colorado facility and pay off its liabilities. In this regard, the Company has entered into an agreement to sell its Pueblo, Colorado facility for $475,000 to the current lessee of the facility. See footnote 3. No other plans have been adopted regarding the future of the Company.

                           STEVIA COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS

11.  Unaudited Financial Statements:

Company's Financial Statements for the fiscal years ending April 30, 1998, 1997 and 1996 have not been audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity is defined as an entity not having gross receipts from all sources and expenditures for all purposes in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by any exchange or governmental authority having jurisdiction. In the opinion of Management, the Company met the criteria of an inactive entity for the fiscal year ending April 30, 1998.

12.Forward-Looking Statements.

This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company's business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors, as well as other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information.
The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by independent public accountants.

                      STEVIA COMPANY, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES/REVENUES

The Company had no sales during the quarter ending July 31, 1998 ("1st Quarter"). The Company did not produce rebaudioside A or other products on a commercial basis during the 1st Quarter, and was not expected to have sales.

During the 1st Quarter, the Company realized rental income of $6,944 from leasing its facility in Pueblo, Colorado to an unaffiliated third party. On September 1, 1993, the Company entered into a three-year lease for its Pueblo facility with an unaffiliated party. The lease provides for two one-year options. The second of such options was exercised by the tenant. The lease provides for rent of $23,264 for the second option year. The Company has entered into an agreement to sell the Pueblo, Colorado facility to the current lessee, and therefore does not expect any rental revenues after the closing of such transaction scheduled for December 1, 1998. See "Liquidity and Capital Resources".

COSTS AND EXPENSES

The overall operating expenses of the Company increased by $1,972 during the 1st Quarter as compared to the same quarter ending in 1996. Most of the current expenses are overhead and general and administration items required to maintain the Company. The increase was a result of legal fees related to regulatory compliance and the contract for sale of the Pueblo, Colorado facility. It is not anticipated that the expenses of the Company will materially change until the Company receives financing or commences alternative operations.

NET LOSS

The Company realized a net loss of $8,796 in the 1st Quarter as compared to a net loss of $7,119 in the comparative quarter in 1997. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company commences commercial operations. See "LIQUIDITY AND CAPITAL RESOURCES" below.

As of April 30, 1998, the Company has carryover net operating losses aggregating $3,062,360. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not materially alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 9 to the Financial Statements for the 1st Quarter. See "FINANCIAL STATEMENTS."

ASSETS

The assets of the Company have not materially changed. Management of the Company intends to sell the Pueblo, Colorado facility to satisfy the liabilities of the Company. See also "LIQUIDITY AND CAPITAL RESOURCES" below.

                           STEVIA COMPANY, INC.

LIABILITIES

With the exception of an increase in the amount of due to affiliated companies, there has been substantially no material change in the liabilities of the Company during the 1st Quarter.

The amounts due to affiliates at July 31, 1998 include $64,045 payable to F.K. Suzuki International, Inc. ("FKSI") and $305,497 payable to Biosynergy, Inc. ("Biosynergy"). The amount due to FKSI represents amounts payable under an irrevocable exclusive licensing agreement with FKSI for the license of certain technology, including the rebaudioside A patent and Stevia leaf technology. The Company was originally obligated to pay $75,000 per year to FKSI in exchange for this license. Effective May 1, 1988, this agreement was amended to provide that the Company will pay royalties in the amount of 3% of revenues derived from the licensed technology in lieu of the fee of $75,000 per calendar year. See "Footnote 8 to the Financial Statements." The Company and Biosynergy share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of July 31, 1998 was $305,497, as compared to a payable of $398,335 at April 30, 1998. The amounts due to Biosynergy reflect on-going transactions in the ordinary course of business and do not represent any extraordinary transactions. Expenses include rent, salary for common employees and related benefits, payroll overhead, utilities, and certain legal expenses. Management of the Company believes it has been more economical to share these expenses with Biosynergy, and will continue to do so in the foreseeable future.

ASSETS/LIABILITY RATIO

The ratio of current assets to current liabilities (.02 to 1) is not acceptable taking into consideration the Company's cash flow position. The Company's current assets consist primarily of inventory. It is unknown how much inventory the Company can sell, if any. The Company is not producing inventory and there can be no assurance of revenues, if any. The inventory consists primarily of Stevia leaves, which have been grown and harvested by the Company for use in its initial processing operations or for sale, and seeds which can be used for growing more leaves. See "LIQUIDITY AND CAPITAL RESOURCES" below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased by $4,571 during the 1st Quarter. The Company's negative net working capital is due to the continuing losses of the Company. The Company had $906 in cash at July 31, 1998. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit.

The Company's continuing inability to obtain financing or alternative operations has made it practically impossible to continue with the Company's proposed business plan. As a result, the Company intends to sell its Pueblo, Colorado facility to satisfy its outstanding debt.

The Company has been leasing its Pueblo, Colorado facility to an unaffiliated third party for almost five years. The lease provided for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. The lease has been extended to December 1, 1998 pending the sale of the Pueblo, Colorado facility. The proceeds from leasing such facility have been used primarily to offset expenses of the Company. However, the cash flow from leasing the facility in Pueblo does not cover all of the expenses of the Company, and furthermore, there is no assurance the Company will be able to continue leasing its facility.

                          STEVIA COMPANY, INC.

The Company has entered into a contract to sell its Pueblo, Colorado facility to the current lessee for a sales price of $475,000. The Company's book value of the facility, including the land, is $484,327. The contract is subject to the lessee obtaining financing on or before October 31, 1998. The closing of the sale is expected to take place on or before December 1, 1998.

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

In addition to the other assets of the Company as otherwise discussed herein, the Company also owns 1,900,000 shares of the common stock of Biosynergy. Biosynergy's common stock is traded over-the-counter and the stock prices are reported on the "pink sheets." The bid price at July 31, 1998 is estimated to be less than $.01 per share. Although the Company is free to sell Biosynergy's common stock subject only to quantity restrictions under Rule 144, there is no public market for such commons stock.

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

A.   The following Exhibits are included herein pursuant to Section 601:

(3)  (a)  Articles of Incorporation (i)

       (b)  By-Laws (ii)

       (10) Material Contracts.
          (a) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc. (iii)

          (b) Commercial Contract to Buy and Sell Real Estate dated June 1, 1998, between the Company and Pacific Aero Manufacturing, Inc.(iv)

          (c) Letter dated August 17, 1998, amending the Commercial Contract to Buy and Sell Real Estate dated June 1, 1998. P.E-1.

      (11) Statement regarding computation of per share earnings -none.

      (15) Letter dated September 10, 1998, regarding interim financial information. (v)

      (18) Letter regarding change in accounting principals - none.

      (19) Reports furnished to security holders - none.

      (22) Published report regarding matters submitted to vote of security holders - none.

      (23) Consents of experts and counsel - none.

      (24) Power of Attorney - none.

      (27) Financial Data Schedule. P. E-3

B. No Current Reports on Form 8K were filed during the period covered by this Report.
----------------
[FN]
(i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act, Registration Number 2-87364C, under the Securities Act of 1933, as amended, and incorporated by reference, to the extent of Articles of Amendment, to Form 10K for Fiscal Year Ending April 30, 1986 filed with the Securities and Exchange Commission.

(ii) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1987 filed with the Securities and Exchange Commission.

(iii) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1994 filed with the Securities and Exchange Commission.

(iv) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1998 filed with the Securities and Exchange Commission.

(v) This Exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                          STEVIA COMPANY, INC.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



STEVIA COMPANY, INC.




Date September 10, 1998                /s/ FRED K. SUZUKI /s/
                                      --------------------------
                                      Fred K. Suzuki
                                      President, Chairman of the Board,
                                      Chief Accounting Officer and  Treasurer


Date September 10, 1998               /s/ LAUANE C. ADDIS /s/
                                     ---------------------------
                                     Lauane C. Addis
                                     Secretary, Corporate Counsel and
                                     Director

       __________________________________________________________________
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10Q

                Quarterly Report Pursuant to Section 13 or 15 (d)

                                    of

                    THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the period ending July 31, 1998
                      Commission File Number: 0-11718


                           STEVIA COMPANY, INC.
         _________________________________________________________________
              (Exact name of registrant as specified in charter)

1940 East Devon Avenue, Elk Grove Village, IL 60007, (847) 956-0471
-----------------------------------------------------------------------------
(Address and telephone number of registrant's principal executive office on a principal place of business)

                               EXHIBITS

         __________________________________________________________________
         __________________________________________________________________

                            EXHIBIT INDEX
                           _______________


                                                             Page Number
                                                             Pursuant to
                                                             Sequential
Exhibit                                                      Numbering
Number                     Exhibit                           System
_______                    ________                          --------------
27                         Financial Data  Schedule               E-1