Form 10-Q
period 1998-10-31
STEVIA CO INC
filed 1998-12-18
CIK 731933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 0-11718

Stevia Company, Inc.
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Illinois                                    36-2967419
----------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

1940 East Devon Avenue, Elk Grove Village, Illinois     60007
----------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (847) 593-0226

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

     The accompanying balance sheet of STEVIA COMPANY, INC. at October 31, 1998 and the related statements of operations, shareholders' equity and cash flow for the three and six month periods ended October 31, 1998 and 1997 were not audited; however, the financial statements for the three and six month periods ending October 31, 1998 and 1997 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

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






STEVIA COMPANY, INC.
December 10, 1998

STEVIA COMPANY, INC.
BALANCE SHEET
ASSETS
                                 October 31, 1998       April 30, 1998
                                    Unaudited              Unaudited
CURRENT ASSETS

Cash                                3,906                   1,873
   Accounts Receivables-other       2,315                     184
   Inventories                      6,962                   6,962
   Prepaid Expenses                 2,028                       5
          Total Current Assets     15,211                   9,024

PROPERTY AND EQUIPMENT (Notes 1 and 3)

Land                                1,127                  1,127
  Furniture and Equipment          44,750                 44,750
  Building                        483,200                483,200
  Idle Equipment                  121,728                121,728
                                  650,805                650,805
 Less: Accumulated Depreciation  (121,912)              (114,242)
                                  528,893                536,563
OTHER ASSETS
  Patents, Net of Amortization     10,774                 11,554
  Investment in Affiliated Company
    (Note 4)                         -                      -
                                  554,878               557,141
                              ---------------         ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable               36,385                 34,292
  Short Term Note Payable to
    Affiliates (Note 4)           2,200                    -
  Due to Affiliates (Note 4)    372,215               368,747
 Accrued Executive Compensation 124,524               124,524
  Deferred Rent                     317                   315
  Accrued Expenses                9,178                 3,983
     Total Current Liabilities  545,599               531,861

                            ----------------       ----------------
NON-CURRENT LIABILITIES
  Tenant Security Deposit        3,245                  3,245

COMMITMENTS AND CONTINGENCIES
  (Notes 5 and 8)                   -                     -

SHAREHOLDERS' EQUITY (Notes
   4 and 6)
   Common Stock, No Par Value,
   100,000,000 Shares
   Authorized as of
   April 30, 1998 and
   October 31, 1998;
   Issued 32,195,300
   Shares at April 30, 1998
   and October 31, 1998       2,088,001          2,088,001
  Additional Paid in Capital        100                100
  Accumulated Deficit        (2,082,067)        (2,066,066)
                                  6,034             22,035
                                554,878            557,141
                        -----------------      ---------------

The accompanying notes are an integral part of the financial statements.

STEVIA COMPANY, INC.

STATEMENT OF OPERATIONS

Unaudited

                                   Three Months Ended       Six Months Ended
                                       October 31,             October 31,
                                1998              1997   1998           1997

REVENUES
 Sales                           -                 -      -              -

COST OF SALES                    -                 -      -              -
 Gross Profit (Loss)             -                 -      -              -

OPERATING EXPENSES
  Research and Development      390               390    780            780
  General and Administrative  13,760           15,388 29,110         28,567
                              14,150           15,778 29,890         29,347

Loss From Operations         (14,150)        (15,778) (29,890)      (29,347)

OTHER INCOME AND (EXPENSE)
  Rental Income                6,944           6,713   13,889        13,163
  Interest Income                -               332     -              332
                               6,944           6,045   13,889        13,495
NET LOSS
                              (7,206)         (8,733) (16,001)     ( 15,852)
                       ---------------        ------  ---------   ----------

NET LOSS PER COMMON SHARE
    (Note 7)                   (.001)         (.001)   (.001)        (.001)


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING        32,195,300       32,195,300 32,195,300  32,195,300
                      ---------------      ---------- ----------  ----------







The accompanying notes are an integral part of the financial statements.

                          STEVIA COMPANY, INC.

                   STATEMENT OF SHAREHOLDERS' EQUITY

                   SIX MONTHS ENDED OCTOBER 31, 1998

                                Unaudited


                                                    Additional
              Share-            Common Stock         Paid-in    Total
              holders'       Shares        Amount      Capital  (Deficit)
              Equity
BALANCE

  May 1, 1998  32,195,300   2,088,001       100    (2,066,066)    22,035


NET INCOME
 (LOSS)          -             -             -      ( 16,001)   (16,001)

BALANCE,
  October 31,
     1998      32,195,300    2,088,001     100    (2,082,067)    6,034
             ------------   -----------  --------  ----------    -----------






















The accompanying notes are an integral part of the financial statements.




                       STEVIA COMPANY, INC.

                     STATEMENT OF CASH FLOW

                           Unaudited

                                           Six Months Ended October 31,
                                           1998                     1997
OPERATING ACTIVITIES:
  Net Loss                                (16,001)                (15,852)
  Adjustments to Reconcile Net (Loss)
     to Net Cash Used by Operating
     Activities:
    Depreciation and Amortization           8,450                   8,451
  Changes in Operating Assets and
     Liabilities:
     (Increase) Decrease in Accounts
        Receivable                         (2,131)                 9,668
    (Increase) Decrease in Inventories
     and Prepaid Expenses                  (2,023)            (      487)
  Increase (Decrease) in Accounts Payable and
      Accrued Expenses                      8,070               (  9,520)
  Increase (Decrease) in Due to Affiliates
    (Note 4)                                3,468                  9,618
   Net Cash Provided (Used) by Operating
   Activities                                (167)                 1,878

INVESTING ACTIVITIES:
    Net Cash Provided (Used) by
    Investing
Activities                                    -                       -

FINANCING ACTIVITIES:
  Proceeds From (Repayments of)
    Short Term Notes (Note 4)               2,200                 (7,588)
   Net Cash Provided (Used) by Financing
    Activities                              2,200                 (7,588)
Increase (Decrease) in Cash and
  Cash
Equivalents                                 2,033                 (5,710)
Cash and Cash Equivalents at
  Beginning of Period                       1,873                  6,574
Cash and Cash Equivalents at End of Period  3,906                    864
                                       -------------         ---------------

The accompanying notes are an integral part of the financial statements.

STEVIA COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS



1.   Summary of Significant Accounting Policies:

Inventories - Harvested crop inventories are stated at the lower of cost (determined by actual specific lot production cost) or market. Seed inventory is valued based upon the year of original harvest and their expected yield of seedlings capability. The Company wrote-down and disposed of its seed inventory at April 30, 1998, since it was substantially non-viable.

Components of inventories are as follows:


                      October 31, 1998                    April 30, 1998

           Leaves       $    6,962                        $      6,962
                        $    6,962                        $      6,962
                      --------------                     ---------------

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

Statements of Cash Flow - In accordance with Statement of Financial Accounting Standards No. 95, issued in November, 1987, Statements of Cash Flows are presented in place of Statement of Changes in Financial Position.

2.   Company Organization and Description:

Stevia Company, Inc. was incorporated under the laws of the State of Illinois on November 22, 1976.

The Company was organized for the primary purpose of developing and manufacturing natural products, including sweeteners, derived from the Stevia rebaudina plant. However, the Company has been dormant for several years.

On November 17, 1998, the Company filed a complaint for judicial dissolution with the State of Illinois Circuit Court for the County of Cook, County Department, Chancery Division. On December 7, 1998, the court approved the Motion of the Company to appoint Lauane C. Addis,

STEVIA COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS



Secretary and General Counsel, as a Receiver Pendant Lite. The Court also approved the sale of the Company's Pueblo, Colorado facility pursuant to the terms of a contract dated June 1, 1998 between the Company and the current lessee of the facility. See Footnote 3.

3.   Property and Equipment:

In 1986, the Company completed construction of a building for a sweetener production facility in Pueblo, Colorado on a parcel of land (25 acres) acquired by the Company. The net price for construction of the building was $483,200. The Company also purchased certain equipment for its processing facility. Completion of the processing facility was terminated in 1987 due to lack of funds. See Footnote 10.

On September 1, 1993, the Company entered into a three-year lease for its Pueblo, Colorado facility with an unaffiliated third party. The tenant was granted two one-year options and a first right of refusal to purchase the Pueblo, Colorado facility in the event the Company sells or otherwise disposes of the facility. The lease provides for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. The lease has been extended pending sale of the Pueblo, Colorado facility.

The Company has entered into a contract dated June 1, 1998, for the sale of the Pueblo, Colorado facility to the current lessee for a sales price of $475,000. All contingencies under the contract have been satisfied. It is anticipated that this transaction will close, if at all, before January 31, 1999.

4.     Related Party Transactions:

The Company was indebted to affiliated companies as follows:
                                October 31,             April 30,
                                 1998                         1998



F.K. Suzuki International, Inc.   $   64,045              $70,412
Biosynergy, Inc.                   $ 308,170              $298,335
  Totals                           $ 372,215              $368,747
                               -------------            ------------

As of October 31, 1998 and April 30, 1998, the Company was indebted to F.K. Suzuki International, Inc. for the net amounts due as a result of an irrevocable exclusive license agreement with F.K. International, Inc. described in Note 8.

The Company shares common offices with Biosynergy, Inc. Each company has incurred certain shared office expenses which have been allocated to the other
company.    The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payables at October 31, 1998 and April 30, 1998.

STEVIA COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS



August 31, 1998, Biosynergy, Inc. extended a line of credit of $20,000 to the Company evidenced by a Note payable or before December 31, 1998 with 10% interest on the unpaid principal balance. Proceeds of this line of credit are intended to be used by the Company for expenses related to its liquidation and dissolution. See Footnote 2. The Note is secured by a first mortgage on the Company's Pueblo, Colorado facility. See Footnote 3. The balance due under the Note at October 31, 1998 was $2,200.

The Company and its affiliates are related through Common Stock ownership as follows on October 31, 1998.

                     S T O C K   O F   A F F I L I A T E S

                                                    F.K. Suzuki
                         Stevia        Biosynergy   International  Medlab
Stock Owner              Company         Inc.           Inc.         Inc.
-----------------        ----------     ----------  --------------- ---------
Stevia Company, Inc.       -            13.8%           -            -
Biosynergy, Inc.           .4%            -             -            -
F.K. Suzuki
 International, Inc.     55.8%          18.8%           -         100.0%
Medlab, Inc.               -              -             -            -
Fred K. Suzuki,
  Officer/                 -              -           35.6%          -
  Director
Lauane C. Addis, Officer/  .1%            .1%         32.7%          -
  Director
James F. Schembri,         .2%          12.9%           -            -
  Director


On July 7, 1983, the Company exchanged 1,058,181 shares of its Common Stock for 2,000,000 shares of Biosynergy, Inc's (an affiliate) Common Stock. The Common Stock of the Company had no book value at the time of the exchange; thus, no dollar value was assigned to the transaction. The Company currently owns 1,900,000 shares of Biosynergy, Inc. Common Stock. Although Biosynergy, Inc.'s Common Stock can be traded in the over-the-counter market, there is no established public trading market for the shares due in limited and sporadic trades.

5.Lease Commitments:

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

The authorized capital stock of the Company is one hundred million (100,000,000) shares of no par value Common Stock and one hundred thousand (100,000) shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the Company's Articles of Incorporation, as amended. As of October 31, 1998, no shares of Preferred Stock were outstanding.

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

8.  Agreements, Licenses and Options:

The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payment of which began in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu
of a set fee.   No fees were accrued for the quarter ended October 31, 1998.

STEVIA COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS


9.  Income Taxes:

There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1998, net operating loss carry forwards are available and expire, if not used, as follows:

                              1997              292,440
                              1998              224,075
                              1999              167,356
                              2000              302,320
                              2001              423,843
                              2002              389,355
                              2003              328,016
                              2004              189,389
                              2005              133,704
                              2006               74,264
                              2007               73,470
                              2008               49,568
                              2009              119,410
                              2010               55,831
                              2011               33,519
                              2012               37,407
                              2013               49,155
                                             $3,062,360
                                          ---------------

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

10.  Management's Plans:

In view of the fact that the Company has incurred losses of $49,155, $37,407, and $33,519 for the years ended April 30, 1998, 1997, and 1996, respectively, and the Company has been unable to obtain financing to commence its proposed operations, management of the Company believes it is in the best interest of the Company, its creditors and shareholders to liquidate its assets, pay off its liabilities and dissolve the Company. In this regard, the Company has entered into an agreement to sell its Pueblo, Colorado facility for $475,000 to the current lessee of the facility. See footnote 3. Furthermore, the Company has filed a complaint for judicial dissolution. See footnote 2.

11.  Unaudited Financial Statements:

The Company's Financial Statements for the fiscal year ending April 30, 1998, 1997 and 1996 have not been audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity need not submit audited financial statements with reports filed pursuant to the Securities Exchange Act of 1934. An inactive entity

STEVIA COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS


is defined as an entity not having gross receipts from all sources and expenditures for all purposes in excess of $100,000 each, which has not purchased or sold any of its own stock, granted options therefore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited financial statements by any exchange or governmental authority having jurisdiction. In the opinion of management, the Company met the criteria of an inactive entity for the fiscal year ending April 30, 1998.

12.      Forward-Looking Statements.

This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company, the impact of competitive products and services, changes in the real estate market, changes in the food additive industry caused by various factors, as well as other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information. The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by independent public accountants.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES/REVENUES

The Company had no sales during the quarter ("2nd Quarter") or six month period ending October 31, 1998. The Company did not produce rebaudioside A or other products on a commercial basis during the 2nd Quarter, and was not expected to have sales.

The Company realized rental income of $6,944 during the 2nd Quarter and $13,859 during the six-month period ending October 31, 1998 from leasing its Pueblo, Colorado facility to an unrelated third party. On September 1, 1993, the Company entered into a three-year lease for its Pueblo facility with an unaffiliated party. The lease provides for two one-year options. The second of such options was exercised by the tenant. The lease provides for rent of $23,264 for the second option year. The Company has entered into an agreement to sell the Pueblo, Colorado facility to the current lessee, and therefore does not expect any rental revenues after the closing of such transaction. It is anticipated such transaction will close no later than January 31, 1999.
See "Liquidity and Capital Resources".

COSTS AND EXPENSES

The overall operating expenses of the Company decreased by $1,628 during the 2nd Quarter as compared to the same quarter ending in 1997 and increased by $543 during the six month period ending October 31, 1998 as compared to the same period ending in 1997. Most of the current expenses are overhead and general and administration items required to maintain the Company. It is not anticipated that the expenses of the Company will materially change until the Company dissolves or commences operations.

NET LOSS

The Company realized a net loss of $7,206 in the 2nd Quarter as compared to a net loss of $8,732 in the comparative quarter in 1997. The Company's net loss of $16,001 during the six month period ending October 31, 1998 was $149 more than the net loss during the comparative period in 1997. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company dissolves or commences operations.
See "LIQUIDITY AND CAPITAL RESOURCES" below.

As of April 30, 1998, the Company has incurred net operating losses aggregating $3,062,360. There is no provision for income taxes in the Financial Statements due to the Company's net operating loss position. Furthermore, the Tax Reform Act of 1986 will not materially alter the Company's net operating loss carryforward position, and the net operating loss carry forwards will be available and expire, if not used, as set forth in Footnote 9 to the Financial Statements. See "FINANCIAL STATEMENTS."

ASSETS

The assets of the Company have not materially changed. Management of the Company intends to sell the Pueblo, Colorado facility to satisfy the liabilities of the Company. See also "LIQUIDITY AND CAPITAL RESOURCES" below.

LIABILITIES

With the exception of an increase in the amount due to affiliated companies and short term notes due to an affiliate, there has been substantially no material change in the liabilities of the Company during the 2nd Quarter.

The amounts due to affiliates at October 31, 1998 include $64,045 payable to F.K. Suzuki International, Inc. ("FKSI") and $308,170 payable to Biosynergy, Inc. ("Biosynergy"). The amount due to FKSI represents amounts payable under an irrevocable exclusive licensing agreement with FKSI for the license of certain technology, including the rebaudioside A patent and Stevia leaf technology. The Company was originally obligated to pay $75,000 per year to FKSI in exchange for his license. Effective May 1, 1998, this agreement was amended to provide that the Company will pay royalties in the amount of 3% of revenues derived from the licensed technology in lieu of the fee of $75,000 per calendar year. See "Footnote 8 to the Financial Statements."

The Company and Biosynergy share office space, and as a result, share certain expenses. Both companies account to each other on an on-going, basis for these shared expenses. The resulting payable as of October 31, 1998 was $308,170, as compared to a payable of $298,335 at April 30, 1998. The amounts due to Biosynergy reflect on-going transactions in the ordinary course of business and do not represent any extraordinary transactions. Management of the Company believes it has been more economical to share these expenses with Biosynergy.

On August 31, 1998, Biosynergy extended a $20,000 line of credit to the Company to fund the expenses of dissolving the Company. The line of credit is evidenced by a Note bearing interest at 10% on the unpaid balance. The Note is secured by a first mortgage or the Company's Pueblo, Colorado facility.
The balance of the Note at October 31, 1998 was $2,200.

ASSETS/LIABILITY RATIO

The ratio of current assets to current liabilities (.03 to 1) is not acceptable taking into consideration the Company's cash flow position. The Company is not engaged in commercial operations and therefore has no operating revenue. The Company intends to liquidate its assets to pay creditors. See "LIQUIDITY AND CAPITAL RESOURCES" below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased by $7,551 during the six month period ending October 31, 1998. The Company's negative net working capital is due to the continuing losses of the Company. The Company had $3,906 in cash at October 31, 1998. Management of the Company believes this amount is insufficient to provide working capital for the ensuing quarter. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit. The Company has a line of credit extended by Biosynergy for the purposes of funding the Company's dissolution expenses. See "LIABILITIES" above.

The Company has been leasing its Pueblo, Colorado facility to an unaffiliated third party for over five years. The lease provided for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. The lease has been extended pending the sale of the Pueblo, Colorado facility. The proceeds from leasing such facility have been used primarily to offset expenses of the Company. However, the cash flow from leasing the facility in Pueblo does not cover all of the expenses of the Company, and furthermore, there is no assurance the Company will be able to continue leasing its facility or lease the facility at a profit.

The Company owns 1,900,000 shares of Biosynergy common stock. Such common stock can be traded in the over-the-counter market and stock prices are recorded on "pink sheets." The bid price at October 31, 1998 was estimated to be $.01 per share. Although the Company is free to currently sell these shares of Biosynergy common stock, it does not have plans to do so in the near future. See Footnote 4 of the "FINANCIAL STATEMENTS."

The Company's continuing inability to obtain financing or alternative operations has made it practically impossible to continue with the Company's proposed business plan for the benefit of its shareholders. The Company therefore intends to liquidate its assets, satisfy its creditors, if possible, and dissolve the Company. The Company has filed a Complaint for Judicial
Dissolution to accomplish this goal.   See Footnote 2 of the "FINANCIAL
STATEMENTS." The Court has appointed Lauane C. Addis, Secretary and General Counsel of the Company, as a Receiver Pendant Lite and approved the Company's Motion to sell the Company's processing facility pursuant to the June 1, 1998 contract with the current lessee of the facility. It is anticipated the closing of the transaction will occur before January 31, 1998. See Footnote 3 of the "FINANCIAL STATEMENTS."

STEVIA COMPANY, INC.

PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

A.   The following Exhibits are included herein pursuant to Section 601:

      (3)  (a)  Articles of Incorporation (i)

       (b)  By-Laws (ii)

     (10) Material Contracts.
     (a) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc. (iii)

     (b) Commercial Contract to Buy and Sell Real Estate dated June 1, 1998, between the Company and Pacific Aero Manufacturing, Inc. (iv)

     (c) Letter dated August 17, 1998, amending the Commercial Contract to Buy and Sell Real Estate dated June 1, 1998. (v)

     (d) Court Order approving Lauane C. Addis as Receiver Pendant Lite and authorizing sale of the Company's Pueblo, Colorado facility. (vi)

     (11) Statement regarding computation of per share earnings -none.

      (15) Letter dated December 10, 1998, regarding interim financial information. (vii)

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





-----------------------
[FN]

(i)Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act, Registration Number 2-87364C, under the Securities Act of 1933, as amended, and incorporated by reference, to the extent of Articles of Amendment, to Form 10K for Fiscal Year Ending April 30, 1986 filed with the Securities and Exchange Commission.

(ii) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1987 filed with the Securities and Exchange Commission.

(iii)Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1994 filed with the Securities and Exchange Commission.

(iv) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1991 filed with the Securities and Exchange Commission.

(v)Incorporated by reference to Form 10Q for the quarter ending July 31, 1998 filed with the Securities and Exchange Commission.

(vi)Incorporated by reference to Form 8K for the period ending December 8, 1998 filed with Securities and Exchange Commission.

(vii)This Exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein

STEVIA COMPANY, INC.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



STEVIA COMPANY, INC.




Date December 10, 1998          /s/ FRED K. SUZUKI/s/
                                ---------------------------------
                                Fred K. Suzuki
                                President, Chairman of the Board,
                                Chief Accounting Officer and
                                Treasurer


Date December 10, 1998           /s/ LAUANE C. ADDIS /s/
                                 --------------------------------
                                 Lauane C. Addis
                                 Secretary, Corporate Counsel and
                                 Director

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



STEVIA COMPANY, INC.



Date December 10, 1998
                                 Fred K. Suzuki
                                 ---------------------------------------
                                 President, Chairman of the Board,
                                 Chief Accounting Officer  and Treasurer


Date December 10, 1998
                                 Lauane C. Addis
                                 --------------------------------------
                                 Secretary, Corporate Counsel and
                                 Director

___________________________________________________________________
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549



FORM 10Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ending October 31, 1998
Commission File Number: 0-11718


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

__________________________________

EXHIBITS

_________________________________________________________________
_________________________________________________________________


















__________________________________________________________________
__________________________________________________________________

EXHIBIT INDEX
_______________
                                                        Page Number
                                                        Pursuant to
                                                        Sequential
             Exhibit                                    Numbering
             Number                                     System
Exhibit      _______                                    _______
_________

10(e)        Note, dated August 31, 1998,                 E-1
                executed by the Company

10(f)        Mortgage, dated August 31, 1998,
                executed by the Company                   E-5

27           Financial Data Schedule                      E-8