Form 10-Q
period 1999-01-31
STEVIA CO INC
filed 1999-03-17
CIK 731933

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

     The accompanying balance sheet of STEVIA COMPANY, INC. at January 31,
1999 and the related statements of operations, shareholders' equity and cash flow for the three and nine month periods ended January 31, 1999 and 1998 were not audited; however, the financial statements for the three and nine month periods ending January 31, 1999 and 1998 reflect all adjustments (consisting onl y of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim period presented.

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

















STEVIA COMPANY, INC.
March 5, 1999

                             STEVIA COMPANY, INC.
                                BALANCE SHEET

ASSETS
                                       January 31, 1999       April 30, 1998
                                         Unaudited               Unaudited
                                       --------------------------------------

CURRENT ASSETS
   Cash                                       12,383                  1,873
   Accounts Receivables-other                    367                    184
   Inventories                                 6,962                  6,962
   Prepaid Expenses                            2,078                      5
        Total Current Assets                  21,790                  9,024

PROPERTY AND EQUIPMENT (Notes 1 and 3)
  Land                                         1,127                  1,127
  Furniture and Equipment                     41,236                 44,750
  Building                                   483,200                483,200
  Idle Equipment                             121,728                121,728
                                             647,291                650,805
  Less:  Accumulated Depreciation           (122,233)              (114,242)
                                             525,058                536,563
OTHER ASSETS
  Patents, Net of Amortization                10,383                 11,554
  Investment in Affiliated Company
    (Note 4)                                   -                     -
                                             557,231                557,141
                                         ------------        --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                           43,778                 34,292
 Short Term Note Payable to Affiliates
   (Note 4)                                   2,200                  -
  Due to Affiliates (Note 4)                376,861                368,747
  Accrued Executive Compensation            124,524                124,524
  Deferred Rent                                 319                    315
  Accrued Expenses                           12,636                  3,983
          Total Current Liabilities         560,318                531,861
                                          ------------          --------------
NON-CURRENT LIABILITIES
  Tenant Security Deposit                     3,245                  3,245

COMMITMENTS AND CONTINGENCIES
  (Notes 5 and 8)                               -                    -

SHAREHOLDERS' EQUITY (Notes 4 and 6)
  Common Stock, No Par Value, 100,000,000
   Shares Authorized as of April 30, 1998
   and October 31, 1998; Issued 32,195,300
   Shares at April 30, 1998 and
   October 31, 1998                        2,088,001            2,088,001
  Additional Paid in Capital                     100                  100
  Accumulated Deficit                    (2,094, 433)          (2,066,066)
                                             ( 6,332)              22,035
                                             557,231              557,141
                                       -------------         --------------

The accompanying notes are an integral part of the financial statements.

                             STEVIA COMPANY, INC.

                            STATEMENT OF OPERATIONS

                                  Unaudited

                    Three Months Ended                Nine Months Ended
                        January 31,                       January 31,
                   1999             1998            1999               1998
                   -------------------------       -------------------------
REVENUES
 Sales                   -             -              -                -

COST OF SALES            -             -              -                 -
Gross Profit (Loss)      -             -              -                 -

OPERATING EXPENSES
  Marketing              -             -              -                 -
  Research and
    Development        390           390             1,170             1,171
  General and
   Administrative       64             -               172              -
  Interest Expense  19,850        15,215            49,741            44,562

Loss From
    Operations     (19,850)      (15,215)          (49,741)          (44,562)

OTHER INCOME AND (EXPENSE)
  Rental Income      7,486         6,668            21,374            19,831
  Interest Income      -              -             -                    332
                     7,486         6,668            21,374            20,163

NET LOSS           (12,364)       (8,547)          (28,367)          (24,399)
                -----------      ---------        ---------         ---------

NET LOSS PER COMMON SHARE
    (Note 8)        (.0004)       (.001)            (.0009)           (.001)


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING 32,195,300   32,195,300       32,195,300       32,195,300
                  ------------  ------------    ------------     -----------







The accompanying notes are an integral part of the financial statements.

                         STEVIA COMPANY, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY

                  NINE MONTHS ENDED JANUARY 31, 1999

                              Unaudited


                                                                   Total
                                         Additional                Share-
                  Common Stock            Paid-in                  holders'
                  Shares        Amount    Capital      (Deficit)   Equity
                  -----------------------------------------------------------
BALANCE
  May 1, 1998       32,195,300   2,088,001     100     (2,066,066)    22,035


NET INCOME (LOSS)     -            -            -        ( 28,367)   (28,367)

BALANCE,
  January 31, 1999  32,195,300    2,088,001     100      (2,094,433) ( 6,332)
                   ------------  ----------   ---------  -----------  --------






















The accompanying notes are an integral part of the financial statements





                            STEVIA COMPANY, INC.

                          STATEMENT OF CASH FLOW

                                 Unaudited

                                           Nine Months Ended January 31,
                                            1999                  1998
                                          -----------------------------------
OPERATING ACTIVITIES:
  Net Loss                                (28,367)                (24,399)
  Adjustments to Reconcile Net (Loss)
   to Net Cash Used by Operating
   Activities:
  Depreciation and Amortization            12,676                  12,676
  Changes in Operating Assets and
    Liabilities:
    (Increase) Decrease in Accounts
      Receivable                            ( 183)                 9,668
    (Increase) Decrease in Inventories
     and Prepaid Expenses                  (2,073)               (   536)
  Increase (Decrease) in Accounts Payable
     and Accrued Expenses                  18,143                ( 4,323)
  Increase (Decrease) in Due to Affiliates
    (Note 4)                                8,114                 14,323
   Net Cash Provided (Used) by Operating
   Activities                               8,310                  7,409

INVESTING ACTIVITIES:
    Net Cash Provided (Used) by
    Investing Activities                      -                      -

FINANCING ACTIVITIES:
  Proceeds From (Repayments of) Notes
       (Note 4)                            2,200                 (7,588)
   Net Cash Provided (Used) by Financing
    Activities                             2,200                 (7,588)
Increase (Decrease) in Cash and
  Cash Equivalents                        10,510                  ( 179)
Cash and Cash Equivalents at
  Beginning of Period                      1,873                  6,574
Cash and Cash Equivalents at End of
   Period                                 12,353                  6,395
                                       -------------          ------------

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

Components of inventories are as follows:

                                January 31, 1999             April 30, 1998
                    Leaves       $   6,962                  $ 6,962
                                 $   6,962                  $ 6,962
                                 -------------                ----------

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

The Company was organized for the primary purpose of developing and manufacturing natural products, including sweetners, derived from the Stevia rebaudina plant. However, the Company has been dormant for several years.

On November 17, 1998, the Company filed a complaint for judicial dissolution with the State of Illinois Circuit Court for the County of Cook, County Department, Chancery Division. On December 7, 1998, the court approved the Motion of the Company to appoint Lauane C. Addis, Secretary and General Counsel, as a Receiver Pendant Lite. The Court also approved the sale of the Company's Pueblo, Colorado Facility pursuant to the terms of a contract dated June 1, 1998 between the Company and the current lessee of the facility. See Footnote 3.

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

The Company has entered into a contract dated June 1, 1998, for the sale of the Pueblo, Colorado facility to the current lessee for a sales price of $475,000. All contingencies under the contract have been satisfied. The closing date in the Contract has been extended to March 15, 1999. It is anticipated that this transaction will close, if at all, before March 15, 1999, which is dependent upon the purchaser completing its financing, among other factors.

4.     Related Party Transactions:

The Company was indebted to affiliated companies as follows:

                                     January 31, 1999       April 30, 1998

F.K. Suzuki International, Inc.       $   64,045               $  70,412
Biosynergy, Inc.                      $  312,816               $ 298,335
               Totals                 $  376,861               $ 368,747
                                     -----------               ------------

As of January 31, 1999 and April 30, 1998, the Company was indebted to F.K. Suzuki International, Inc. for the net amounts due as a result of an irrevocable exclusive license agreement with F.K. International, Inc. described in Note 8.

The Company shares common offices with Biosynergy, Inc. Each company has incurred certain shared office expenses which have been allocated to the other company. The Company has not been able to reimburse Biosynergy, Inc. on a regular basis which has resulted in a net payables at January 31, 1999 and April 30, 1998.

August 31, 1998, Biosynergy, Inc. extended a line of credit of $20,000 to the Company evidenced by a Note payable or before December 31, 1998 with 10% interest on the unpaid principal balance. Proceeds of this line of credit are intended to be used by the Company for expenses related to its liquidation and dissolution. See Footnote 2. The Note is secured by a first mortgage on the Company's Pueblo, Colorado facility. See Footnote 3. The balance due under the Note at January 31, 1999 was $2,200.

The Company and its affiliates are related through Common Stock ownership as follows on January 31, 1999.


                  S T O C K   O F   A F F I L I A T E S
                  -------------------------------------

                                                F.K. Suzuki
                   Stevia        Biosynergy      International   Medlab
Stock Owner        Company          Inc.        Inc.              Inc.
-----------------------------------------------------------------------------
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
 Director


On July 7, 1983, the Company exchanged 1,058,181 shares of its Common Stock for 2,000,000 shares of Biosynergy, Inc.'s (an affiliate) Common Stock. The Common Stock of the Company had no book value at the time of the exchange; thus, no dollar value was assigned to the transaction. The Company currently owns 1,900,000 shares of Biosynergy, Inc. Common Stock. Although Biosynergy, Inc.'s Common Stock can be traded in the over-the counter market, there is no established public trading market for the shares due in limited and sporadic trades.

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

6.      Common Stock:

Common Stock has been issued as compensation for services rendered by certain individuals. These transactions were recorded at prices estimated to approximate the fair market value of the stock taking into account restrictions which attached to certain shares at the time of issuance.

The authorized capital stock of the Company is one hundred million (100,000,000) shares of no par value Common Stock and one hundred thousand (100,000) shares of $100 par value Preferred Stock. The preferences, qualifications, limitations, restrictions and special or relative rights in respect to the Preferred Stock are to be determined by the Board of Directors at the time of their issuance, subject to limitations set forth in the Company's Articles of Incorporation, as amended. As of January 31, 1999, no shares of Preferred Stock were outstanding.

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

8.  Agreements, Licenses and Options:

The Company entered into an irrevocable exclusive license agreement with F.K. Suzuki International, Inc., parent of the Company, in 1983. For an annual fee of $75,000, payment of which began in January of 1987, the Company received certain patent and other rights owned by F.K. Suzuki International, Inc. Effective May 1, 1988, the license agreement was amended to provide for a royalty payment of 3% of revenues derived from the licensed technology in lieu
of a set fee.   No fees were accrued for the quarter or nine-month period
ended January 31, 1999.

9.  Income Taxes:

There is no provision for income taxes in the accompanying financial statements due to the Company's net operating loss position. At April 30, 1998, net operating loss carry forwards are available and expire, if not used, as follows:
                              1997              292,440
                              1998              224,075
                              1999              167,356
                              2000              302,320
                              2001              423,843
                              2002              389,355
                              2003              328,154
                              2004              189,389
                              2005              133,704
                              2006               74,264
                              2007               73,470
                              2008               49,568
                              2009              119,410
                              2010               55,831
                              2011               33,519
                              2012               37,407
                              2013               49,155
                                             $3,062,360
                                            -----------

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

11.  Unaudited Financial Statements:

The Company's Financial Statements for the fiscal year ending April 30, 1998, 1997 and 1996 have not been audited pursuant to Rule 210.3-11 of Regulation SX promulgated under the Securities Exchange Act of 1934, which provides that an inactive entity is defined as an entity not having gross receipts from all sources and expenditures for all purposes in excess of, granted options therefore, or levied any assessments against outstanding stock during the applicable fiscal year, which has had no material change in business, including any material acquisitions or dispositions of assets, and which is not required to publish audited fin $100,000 each, which has not purchased or sold any of its own stock financial statements by any exchange or governmental authority having jurisdiction. In the opinion of management, the Company met the criteria of an inactive entity for the fiscal year ending April 30, 1998.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES/REVENUES
---------------

The Company had no sales during the quarter ("3rd Quarter") or nine month period ending January 31, 1999. The Company did not produce rebaudioside A or other products on a commercial basis during the 3rd Quarter, and was not expected to have sales.

The Company realized rental income of $7,486 during the 3rd Quarter and $21,374 during the nine-month period ending January 31, 1999 from leasing its
Pueblo, Colorado facility to an unrelated third party.   The Company has
entered into an agreement to sell the Pueblo, Colorado facility to the current lessee, and therefore does not expect any rental revenues after the closing of such transaction. In the event the sale of the Pueblo, Colorado facility does not close, the lease will be extended for two years ending August 31, 2000.
It is anticipated such transaction will close no later than March 15, 1999. See "Liquidity and Capital Resources".

COSTS AND EXPENSES
------------------

The overall operating expenses of the Company increased by $4,635 during the 3rd Quarter as compared to the same quarter ending in 1998 and increased by $5,179 during the nine month period ending January 31, 1999 as compared to the same period ending in 1998. Most of the current expenses are overhead and general and administration items required to maintain the Company and expenses related to dissolution of the Company, including legal fees. It is not anticipated that the operating expenses of the Company will materially change until the Company receives financing or commences alternative operations.

NET LOSS
--------

The Company realized a net loss of $12,364 in the 3rd Quarter as compared to a net loss of $8,547 in the comparative quarter in 1998. The Company's net loss of $28,367 during the nine month period ending January 31, 1999 was $3,968 more than the net loss during the comparative period in 1998. The Company's continuing losses are due to the lack of operating revenues, which will continue until such time as the Company dissolves or commences operations. See "LIQUIDITY AND CAPITAL RESOURCES" below.

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

ASSETS
------

The assets of the Company have not materially changed. The Company disposed of $3,514 of outdated computer hardware and software during the 3rd Quarter. Management of the Company intends to sell the Pueblo, Colorado facility to satisfy the liabilities of the Company. See also "LIQUIDITY AND CAPITAL RESOURCES" below.

LIABILITY
----------

With the exception of an increase in the amount of due to affiliated companies and short term notes due to an affiliate, there has been substantially no material change in the liabilities of the Company during the 3rd Quarter.

The amounts due to affiliates at January 31, 1999 include $64,045 payable to F.K. Suzuki International, Inc. ("FKSI") and $312,816 payable to Biosynergy, Inc. ("Biosynergy"). The amount due to FKSI represents amounts payable under an irrevocable exclusive licensing agreement with FKSI for the license of certain technology, including the rebaudioside A patent and Stevia leaf technology. The Company was originally obligated to pay $75,000 per year to FKSI in exchange for its license. Effective May 1, 1988, this agreement was amended to provide that the Company will pay royalties in the amount of 3% of revenues derived from the licensed technology in lieu of the fee of $75,000 per calendar year. See "Footnote 8 to the Financial Statements."

The Company and Biosynergy share office space, and as a result, share certain expenses. Both companies account to each other on an on-going basis for these shared expenses. The resulting payable as of January 31, 1999 was $312,816, as compared to a payable of $298,335 at April 30, 1998. The amounts due to Biosynergy reflect on-going transactions in the ordinary course of business and do not represent any extraordinary transactions. Management of the Company believes it has been more economical to share these expenses with Biosynergy.

On August 31, 1998, Biosynergy extended a $20,000 line of credit to the Company to fund the expenses of dissolving the Company. The line of credit is evidenced by a Note bearing interest at 10% on the unpaid balance. The Note is secured by a first mortgage or the Company's Pueblo, Colorado facility.
The balance of the Note at January 31, 1999 was $2,200.

ASSETS/LIABILITY RATIO
----------------------

The ratio of current assets to current liabilities (.0389 to 1) is not acceptable taking into consideration the Company's cash flow position. The Company is not engaged in commercial operations and therefore has no operating revenue. The Company intends to liquidate its assets to pay creditors. See "LIQUIDITY AND CAPITAL RESOURCES" below.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's net working capital decreased by $15,691 during the nine month period ending January 31, 1999. The Company's negative net working capital is due to the continuing losses of the Company. The Company had $12,383 in cash at January 31, 1999. Management of the Company believes this amount is insufficient to provide working capital. The Company does not have, nor does it anticipate obtaining in the near future, a working line of credit. The Company has a line of credit extended by Biosynergy for the purposes of funding the Company's dissolution expenses. See "LIABILITIES" above.

The Company has been leasing its Pueblo, Colorado facility to an unaffiliated third party for over five years. The lease provided for base rent of $19,473 for the first two years, $20,466 for the third year, $22,394 for the first option year and $23,264 for the second option year. The lease has been extended pending the sale of the Pueblo, Colorado facility, and will continue until August 31, 2000 if the sale of the Pueblo, Colorado facility is not closed. The proceeds from leasing such facility have been used primarily to offset expenses of the Company. However, the cash flow from leasing the facility in Pueblo does not cover all of the expenses of the Company, and furthermore, there is no assurance the Company will be able to continue leasing its facility or lease the facility at a profit.

The Company owns 1,900,000 shares of Biosynergy common stock. Such common stock can be traded in the over-the-counter market and stock prices are recorded on "pink sheets." The bid price at January 31, 1999 was estimated to be $.01 per share. Although the Company is free to currently sell these shares of Biosynergy common stock, it does not have plans to do so in the near future. See Footnote 4 of the "FINANCIAL STATEMENTS."

The Company's continuing inability to obtain financing or alternative operations has made it practically impossible to continue with the Company's proposed business plan for the benefit of its shareholders. The Company therefore intends to liquidate its assets, satisfy its creditors, if possible, and dissolve the Company. The Company has filed a Complaint for Judicial Dissolution to accomplish this goal. See Footnote 2 of the "FINANCIAL STATEMENTS." The Court has appointed Lauane C. Addis, Secretary and General Counsel of the Company, as a Receiver Pendant Lite and approved the Company's Motion to sell the Company's processing facility pursuant to the June 1, 1998 contract with the current lessee of the facility. It is anticipated the closing of the transaction will occur before March 15, 1999. See Footnote 3 of the "FINANCIAL STATEMENTS."

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

       (10) Material Contracts.

         (a) Lease Agreement, dated September 1, 1993, between the Company and Pacific Aero Manufacturing, Inc. (iii)

         (b) Commercial Contract to Buy and Sell Real Estate dated June 1, 1998, between the Company and Pacific Aero Manufacturing, Inc.(iv)

         (c) Letter dated August 17, 1998, amending the Commercial Contract to Buy and Sell Real Estate dated June 1, 1998. (v)

         (d) Court Order approving Lauane C. Addis as Receiver Pendadnt Lite and authorizing sale of the Company's Pueblo, Colorado facility . (vi)

         (e) Letter dated January 7, 1999 amending contract listed in 10(a) above. P. E-1

         (f) Letter dated February 8, 1999 amending contract listed in 10(a) above. P. E-2

      (11) Statement regarding computation of per share earnings -none.

      (15) Letter dated March 9, 1999, regarding interim financial information. (vii)

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

------------------
[FN]
    (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act, Registration Number 2-87364C, under the Securities Act of 1933, as amended, and incorporated by reference, to the extent of Articles of Amendment, to Form 10K for Fiscal Year Ending April 30, 1986 filed with the Securities and Exchange Commission.

  (ii) Incorporated by reference to Form 10K for Fiscal Year Ending April 30, 1987 filed with the Securities and Exchange Commission.

 (iii) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1994 filed with the Securities and Exchange Commission.

  (iv) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1991 filed with the Securities And Exchange Commission.

   (v) Incorporated by reference to Form 8K for the period ending December 8, 1998 filed with Securities and Exchange Commission.

     (vi) Incorporated by reference to Form 8K for the period ending December 8, 1998 filed with Securities and Exchange Commission.

     (vii) This Exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                       STEVIA COMPANY, INC.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STEVIA COMPANY, INC.


Date March 9, 1999             /s/ FRED K. SUZUKI /s/
                               -----------------------------------------
                               Fred K. Suzuki
                               President, Chairman of the Board,
                               Chief Accounting Officer and  Treasurer


Date March 9, 1999             /s/ LAUANE C. ADDIS /s/
                               -----------------------------------------
                               Lauane C. Addis
                               Secretary, Corporate Counsel and
                               Director

              ______________________________________________________
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549



                                    FORM 10Q

                Quarterly Report Pursuant to Section 13 or 15 (d)

                                      of

                      THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the period ending July 31, 1998
                         Commission File Number: 0-11718


                              STEVIA COMPANY, INC.
              ___________________________________________________
              (Exact name of registrant as specified in charter)

                            1940 East Devon Avenue
                         Elk Grove Village, IL 60007
                               (847) 956-0471
 ----------------------------------------------------------------------------
 (Address and telephone number of registrant's principal executive office on a principal place of business)

                       __________________________________

                                   EXHIBITS

            ________________________________________________________
         _____________________________________________________________

                               EXHIBIT INDEX
                            __________________


                                                    Page Number
                                                    Pursuant to
                                                    Sequential
     Exhibit                                        Numbering
     Number                  Exhibit                System
     _______                 _______                ___________

      10 (e)     Letter dated January 7, 1999           P. E-1
                 amending contract listed in 10(a)
                 above.

      10 (f)     Letter dated February 8, 1999          P. E-2
                 amending contract listed in 10(a)
                 above.


      27          Financial Data Schedule               P. E-3